Form 10QSB
period 2000-10-12
TOWER GLOBAL VENTURES CORP
filed 2000-10-16
CIK 1103580

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                          September 30, 2000

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


            Class                   Outstanding at September 30, 2000
Common Stock, par value $0.0001                 5,000,000



                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       As of September 30, 2000
                             (Unaudited)

                                ASSETS

      Cash                                                 $     -

      TOTAL ASSETS                                         $     -



                 LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES                                          $     -

      STOCKHOLDERS' EQUITY

      Preferred Stock, $.0001 par value, 5,000,000 shares
      authorized, none issued and outstanding                    -

      Common Stock, $.0001 par value, 20,000,000 shares
      authorized, 5,000,000 issued and outstanding             500

      Additional paid-in capital                               299

      Deficit accumulated during development stage            (799)

      Total Stockholders' Equity                                 -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     -

            See accompanying notes to financial statements


                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                                   Three Months          December 27, 1999
                                      Ended                 (Inception)
                                September 30, 2000     to September 30, 2000


      Income                       $     -                  $     -

      Expenses
        Organization expense           500                      799

       Total expenses                  500                      799

      NET LOSS                     $  (500)                 $  (799)


            See accompanying notes to financial statements


                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
           For the Period From December 27, 1999 (Inception)
                        To September 30, 2000
                             (Unaudited)


                                                         Deficit
                                                         Accumulated
                       Common Stock         Additional   During
                          Issued            Paid-In      Development
                    Shares        Amount    Capital      Stage         Total


Common Stock
     Issuance       5,000,000     $  500    $    -       $    -        $  500

Fair value of
expenses contributed        -          -       299            -           299

Net loss for the periods ended:

June 30, 2000               -          -         -         (299)         (299)
September 30, 2000          -          -         -         (500)         (500)

BALANCE AT
Sepember 30, 2000   5,000,000     $  500     $ 299     $   (799)       $    -


            See accompanying notes to financial statements


                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


                                   Three Months          December 27, 1999
                                      Ended                 (Inception)
                                September 30, 2000     to September 30, 2000


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                         $   (500)                    $  (799)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Capitalized expenses                   -                         299

 Net cash used in operating
  activities                         (500)                       (500)

CASH FLOWS FROM INVESTING
 ACTIVITIES                             -                           -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                           -                         500

Net cash provided by
 financing activities                   -                         500

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                   -                        (500)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                  500                         500

CASH AND CASH EQUIVALENTS
  END OF PERIOD                   $     -                     $     -



            See accompanying notes to financial statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Tower Global Ventures Corp. (a development stage company) ("the Company") was incorporated in Delaware on December 27, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2000.

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

        C.  Additional Paid-In Capital

Additional paid-in capital at September 30, 2000 represents the fair value of the amount of organization and professional costs incurred by FSCMG on behalf of the Company. (See Note 3)

NOTE 3  TRANSACTIONS WITH RELATED PARTY

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

Subsequently on September 5, 2000, the Company entered into a Mutual Termination Agreement with FSCMG to immediately terminate the Agreement.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     --  EX-27 Financial Data Schedule (For SEC purposes only).

(b) Reports on Form 8-K



Form           Item #       Description                             Filing Date
----           ------       -----------                             -----------
Form 8-K       5, 7         Mutual Termination Agreement            September 6, 2000
                            with FS Capital Markets Group Inc.
                            to immediately terminate an
                            Agreement dated December 29, 1999,
                            between the two parties.



                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              TOWER GLOBAL VENTURES CORP.

                              By: /s/ Michael Tay
                              ---------------------------
                              Michael Tay, President

Dated: October 12, 2000