Form 10QSB
period 2001-03-31
TOWER GLOBAL VENTURES CORP
filed 2001-11-13
CIK 1103580

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                          March 31, 2001

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


     202 OAKLAND AVENUE, 1ST FL., NEW BRITAIN, CT 06053
     ------------------------------------------------------------
               (Address of principal executive offices)

                            (860) 229-2524
                            --------------
            (Issuer's telephone number, including area code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


            Class                   Outstanding at March 31, 2001
Common Stock, par value $0.0001                 5,000,000




                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       As of March 31, 2001
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

      See accompanying notes to financial statements


                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                       For the Three Months      December 27, 1999
                              Ended                  (Inception)
                          March 31, 2001     	   to March 31, 2001


Income                     $     -                  $     -

Expenses
  Organization expense           -                       799
  Total expenses                 -                       799

 NET LOSS                  $     -                  $   (799)


      See accompanying notes to financial statements


                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
           For the Period From January 1, 2001
                           To March 31, 2001
                               (Unaudited)


                                                   Deficit
                                                   Accumulated
                 Common Stock         Additional   During
                    Issued            Paid-In      Development
              Shares        Amount    Capital      Stage           Total


Balance, January 1, 2001
            5,000,000     $  500     $   299      $  (799)     $     -

Fair value of
expenses contributed
                -             -           -	        -            -

Net loss for the periods ended:

March 31, 2001
                -             -           -             -            -

BALANCE AT
March 31, 2001
            5,000,000     $  500      $  299       $ (799)     $     -


      See accompanying notes to financial statements


                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


                      For the Three Months        December 27, 1999
                             Ended                 (Inception)
                         March 31, 2001          to March 31, 2001


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                          -                   $    (799)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Capitalized expenses             -                         299

 Net cash used in operating
  activities                      -                        (500)

CASH FLOWS FROM INVESTING
 ACTIVITIES                       -                          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                     -                         500

Net cash provided by
 financing activities             -                         500

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS             -                        (500)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              -                         500

CASH AND CASH EQUIVALENTS
  END OF PERIOD             $     -                   $      -



            See accompanying notes to financial statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Tower Global Ventures Corp. (a development stage company) ("the Company") was incorporated in Delaware on December 27, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2001.

NOTE 2  STOCKHOLDERS' EQUITY

        A.  Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

        B.  Common Stock

The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to its original shareholder pursuant to Rule 506 for an aggregate consideration of $500.

C. Additional Paid-in Capital

Additional paid-in capital at March 31, 2001 represents the fair value of the amount of organization and professional costs incurred by its original shareholder on behalf of the Company.


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

Item 2.  Changes in Securities

On January 18, 2001 a person purchased 5,000,000 shares of common stock of the Company from FS Capital Markets Group, Inc. in a private sale transaction. The source of funds are from the personal funds of the person. Persons reading this Form 10-QSB are advised to see a Form 8-K the Company has subsequently filed.


Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     None


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              TOWER GLOBAL VENTURES CORP.

                              By: /s/ Guiseppe Giustiano
                              ---------------------------
                              Guiseppe Giustiano, President

Dated: November 13, 2001