Form 10QSB
period 2001-09-30
TOWER GLOBAL VENTURES CORP
filed 2001-11-13
CIK 1103580

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                          September 30, 2001

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


            Class                   Outstanding at September 30, 2001
Common Stock, par value $0.0001                 5,000,000




                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       As of September 30, 2001
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

      See accompanying notes to financial statements


                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                         For the Three Months       December 27, 1999
                                Ended                  (Inception)
                           September 30, 2001      to September 30, 2001


Income                       $     -                  $     -

Expenses
  Organization expense             -                       799

 Total expenses                    -                       799

NET LOSS                     $     -                  $   (799)


      See accompanying notes to financial statements


                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
                    For the Period From July 1, 2001
                         To September 30, 2001
                              (Unaudited)


                                                 Deficit
                                                 Accumulated
                 Common Stock       Additional   During
                    Issued          Paid-In      Development
              Shares      Amount    Capital      Stage           Total


Balance, July 1, 2001
            5,000,000    $  500     $   299      $  (799)     $    -

Fair value of
expenses contributed
               -             -           -	      -            -

Net loss for the periods ended:

September 30, 2001
               -             -           -            -            -

BALANCE AT
September 30, 2001
            5,000,000     $  500    $   299      $   (799)    $    -


      See accompanying notes to financial statements


                     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


                      For the Three Months        December 27, 1999
                              Ended                 (Inception)
                       September 30, 2001       to September 30, 2001


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



            See accompanying notes to financial statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Tower Global Ventures Corp. (a development stage company) ("the Company") was incorporated in Delaware on December 27, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2001.

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

C. Additional Paid-in Capital

Additional paid-in capital at September 30, 2001 represents the fair value of the amount of organization and professional costs incurred by its original shareholder on behalf of the Company.


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