Form 10KSB
period 2000-12-31
TOWER GLOBAL VENTURES CORP
filed 2002-02-20
CIK 1103580

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

                    Commission file number 0-30591

                      Tower Global Ventures Corp.
            (Name of small business issuer in its charter)

           Delaware                                       23-3030658
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

	      202 Oakland Avenue, New Britain, CT 	06053
     	(Address of principal executive offices)     (Zip Code)

         Issuer's Telephone Number:  (860) 229-2524

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, $.0001 par value per share.
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):
$ -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] Yes   [ X ] No

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of December 31, 2000.

                Documents Incorporated by Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): Yes [   ];
No [ X ]

                                PART I

Forward-Looking Statements

     This Form 10-KSB annual report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

     Tower Global Ventures Corp. (the "Company"), was incorporated on December 27, 1999 in the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Certificate of Incorporation, the Company is authorized to issue 20,000,000 shares of Common Stock at $.0001 par value and 5,000,000 shares of Preferred Stock at $.0001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company.

      The Company has been in the developmental stage since inception and has no operations to date. Other than the issuance of shares to its original shareholder, the Company never commenced any operational activities. The Company was formed specifically to be a "clean public shell" corporation, for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company is a "clean public shell" because it has not commenced operational activities, and has no or nearly no debt liabilities. The Company has not been involved in any litigation nor has it had any prior regulatory problems or business failures. The Company believes that a strong attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company without any history of prior business failures, litigation or prior regulatory problems. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

General Business Plan

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Guiseppe Giustiniano, President of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     The officers of the Company will rely primarily upon their own efforts in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

     The Company does not intends to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Regulation and Taxation

     The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

     The Company intend to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Patents

     The Company owns no patents and no Internet domain names.

Employees

     The Company has no full-time or part-time employees.

Legal Proceedings

     The Company is not subject to any pending litigation, legal proceedings or claims.

Risk Factors

     The Company's business is subject to numerous risk factors, including the following:

     THE COMPANY HAS NO OPERATING HISTORY NOR REVENUE AND
MINIMAL ASSETS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. See ITEM 7: "FINANCIAL STATEMENTS". There is no assurance that the Company will ever be profitable.

     THE COMPANY HAS ONLY ONE DIRECTOR AND ONE OFFICER. The
Company's president, its sole officer, is Michael C. W. Tay who is also its sole director and the controlling shareholder of its sole shareholder. Because management consists of only one person, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide and the Company will rely completely on the judgment of its sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. Mr. Tay anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Tay has not entered into a written employment agreement with the Company and he is not expected to do so. The
Company has not obtained key man life insurance on Mr. Tay. The loss of the services of Mr. Michael C. W. Tay would adversely affect development of the Company's business and its likelyhood of continuing operations.

     CONFLICTS OF INTEREST. Mr. Tay, the Company's president, participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The Company has adopted a policy that it will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest. THe terms of a business combination may include such terms as Mr. Tay remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Tay for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Tay would directly benefit from such employment or payment. Such benefits may influence Mr. Tay's choice of a target company. The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification. See "ITEM 9. DIRECTORS,EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--Conflicts of Interest."


     THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE.
The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

     PURCHASE OF PENNY STOCKS CAN BE RISKY. In the event that a public market develops for the Company's securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

     THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

     THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO
MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION. The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The
Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

     REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

     LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The
Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     REGULATION UNDER INVESTMENT COMPANY ACT. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

     PROABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of business comination agreement, Michael C. Tay, the sole shareholder of the Company, may agree to sell or transfer all or a portion of its Company's common stock so to provide the target company with all of majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Companyand corresponding reduction in or elimination of his participation in the future affairs of the Company.

     POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

     TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS.

     There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the calendar year covered by this report to a vote of security holders.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     There is currently no public market for the Company's securities. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if the Company then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the Company's stockholder has agreed that they will not sell or otherwise transfer their shares of the Company's common stock except in connection with or following completion of a merger or acquisition and the Company is no longer classified as a blank check company.

     There is currently 1 stockholder of the Company's outstanding common stock.

     During the past three years, the Company has not sold securities which were not registered.

     The Company has never paid a cash dividend on its Common
Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The
Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - December 27, 1999 (Inception) through
December 31, 2000.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources

     The Company has 5,000,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. The Company has $-0- in cash as of December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS.




                   TOWER GLOBAL VENTURES CORP.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS
                         for the Year Ended
                         December 31, 2001
			        and
	     Report of Independent Accountants



    	     TOWER GLOBAL VENTURES CORP.
                    (A Development Stage Company)


                                    INDEX
____________________________________________________


Page(s)

Report of Independent Accountants	                                      3

Financial  Statements:

Balance Sheet, December 31, 2000 			              4

Statement of Operations
for the Year Ended December 31, 2000                                      5

Statement of Changes in Stockholder's Equity
for the Year Ended December 31, 2000		                          6

Statement of Cash Flows
for the Year Ended December 31, 2000		                         7

Notes to Financial Statements                                               8~9


_______________________________________________________







                                -2-




H T Woo, CPA & Associates
Certified Public Accountant
460 Bergen Blvd., Suite 200                           Tel) 201-784-0020
Palisades Park, NJ 07650                             Fax) 201-768-2929
				   E-mail) cpawoo@hotmail.com



	REPORT OF INDEPENDENT ACCOUNTANTS
			    _______


To the Board of Directors of
Tower Global Ventures Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Tower Global Ventures Corp. (a development stage company) (the "Company") as of December 31, 2000 and the related statements of operations, changes in stockholder's equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Global Ventures Corp. (a development stage company) as of December 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/S/ H T Woo, CPA & Associates
_____________________________
H T Woo, CPA & Associates

January 15, 2001
Palisades Park, New Jersey




                                -3-


                   TOWER GLOBAL VENTURES CORP.
                  (A DEVELOPMENT STAGE COMPANY)
                 	BALANCE SHEET
                 -------------------------------

                                               December 31,    December 31,
                                                     1999                   2000
                                                 ---------          --------
ASSET:
--------

Cash                                            $     500          $     --
                                                   ---------        --------
TOTAL ASSET                               $     500          $     --
                                                   =========        ========


LIABILITIES and STOCKHOLDERS' EQUITY:
---------------------------------------

Liabilities

                                                     $      --       $     --

TOTAL LIABILITIES                                 --              --

   Stockholders' equity
      Common stock, $0.0001 par value;
      20,000,000 shares authorized;
      5,000,000 shares issued and
      outstanding                                     500          500

      Preferred stock, $0.0001 par value;
      5,000,000 shares authorized, none
      issued and outstanding                   --            --

      Additional paid-in capital                299          299

      Accumulated deficit during
      development stage                        (299)        (799)
                                                         --------  --------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY

                                                       $    500        $   --
                                                        ========   ========






The accompanying notes are an integral part of financial statements.
                                -4-



                   TOWER GLOBAL VENTURES CORP.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS
                    --------------------------

                				 For the Year Ended

                                                     December 31,    December 31,
                                                         1999                     2000
                                                       ---------           --------
Income                                          $     --                       --
Operating Expenses
    Organization expense                    (299)                  (500)
                                                        ---------      ----------
Loss before provision for income taxes
                                                          (299)                 (500)
Provision for income taxes                  --                       --
                                                        ---------      ----------
Net loss                                         $  (299)             $   (500)
                                                        ---------      ----------
    Retained earnings (deficit), at beginning
                                                           --	           (299)

    Deficit, at end                             $   (299)            $  (799)
                                                      =========     ==========






  Accompanying notes are an integral part of financial statements.
                                -5-



                   TOWER GLOBAL VENTURES CORP.
                  (A DEVELOPMENT STAGE COMPANY)
        STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                ---------------------------------



For the Year Ended December 31, 2000
-----------------------------------------------------------


                 Common Stock                Additional                    Total
                  -------------
              Numbers of                     paid-in      Retained    Stockholders'
               Shares          Amount      capital       earning      Equity
              ------------  --------  ---------  ---------  ------------
Balance, December 29, 1999
                      5,000,000      $   500       $ -             $ -            $ 500

Fair value of services
  and expenses contributed                 299                              299

Comprenhensive income (loss):

Net loss                                                                (299)          (299)
              ------------  --------  ---------  ---------  ------------
Balance, December 31, 1999
	         5,000,000       $   500       $ 299        $(299)         $ 500
              ------------  --------  ---------  ---------  ------------

Comprenhensive income (loss):

Net Loss                                                               (500)          (500)
             ------------  ---------  ---------  --------  ------------
Balance, December 31, 2000
	        5,000,000       $   500       $ 299          $(799)          $ --
              ============  ======== ==========  =========  ===========








  Accompanying notes are an integral part of financial statements.
                                -6-



                   TOWER GLOBAL VENTURES CORP.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS
                     -----------------------


              				 For the Year Ended
                                                   December 31,    December 31,
                                                           1999                2000
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------

Net loss                                             $   (299)        $   (500)
Adjustment to reconcile net loss to net cash
used in operating activities:

  Capitalized services and expenses       299                  --
                                                     ------------    -----------

   Net cash used in operating activities     --               (500)


CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------
				                --                  --

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------

   Proceeds from issuance of common stock
				               500                --
                                                    ------------    ----------

   Increase (Decrease) in cash and cash equivalents
					   500              (500)

Cash and cash equivalents, beginning of period
					    --                500
                                                     ------------    -----------
Cash and cash equivalents, end of period
				           $  500         $     --
                                                     ============   ===========






  Accompanying notes are an integral part of financial statements.
                                -7-



                   TOWER GLOBAL VENTURES CORP.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                     -----------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Tower Global Ventures Corp. (a development stage company) (the "Company") was incorporated in Delaware on December 27, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial
Accounting Standards Board of Financial Accounting Standards No.
109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 2000.

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

  	C.  Additional Paid-in Capital

Additional paid-in capital at December 31, 2000 represents the fair value of the amount of organization and professional costs incurred by its original shareholder on behalf of the Company.



                                -9-

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
         THE EXCHANGE ACT.

     The Company currently has one Director and Officer as follows:

Name                  Age         Positions and Offices Held
----                    ---         --------------------------
Michael C W Tay 	        President, Secretary-
                                            Treasurer & Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     Michael C W Tay has served as president, chief executive officer and a member of our board of directors since December 27, 1999 (inception).

Conflicts of Interest

     Michael C W Tay, the Company's sole officer and director, has orginized and expects to organize other companies of a similar nature and with a similar purpose as the company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Commpany. In addtion, insofar as Mr. Tay in engaged in other business activities, he may devote only a portion of his time to the Company's affairs.

     A conflict may arise in the event that another blank check company with which Mr. Tay is affiliated also actively seeks a target company. It is anticipated that target companies will be located for that Company and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically . However, other blank check companies may differ from that Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable of preferred blank check company regardless of date of formation.

     Mr. Tay intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Tay would not attend to other matters prior to those of the Company. Mr. Tay estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

     The terms of business combination may include such terms as Mr. Tay remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Tay., for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Tay would directly benefit from such employment or payment. Such benefits may influence Mr. Tay's choice of a target company. However, Mr. Tay's beneficial and economic interest in all blank check companies with which he is currently involved is identical.

     The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

Indemnification of Directors and Officers

     The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE
COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF
1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES
AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10.  EXECUTIVE COMPENSATION.

      The Company's officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company, as the officer and director and controlling shareholder of Tower Global
Ventures Corp. See "ITEM 5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS Conflicts of Interest".

      No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

      The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address                   Amount of Beneficial
of Beneficial Owner                Ownership of Class               Percentage
----------------------               --------------------    ----------
Michael C W Tay 			5,000,000	         100%

Michael C W Tay 			5,000,000                   100%

All Executive Officers and
Directors as a Group (1 person)	5,000,000                   100%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company has issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $500 in cash:



Name                    Number of Total Shares     Consideration
-------                 -----------------------   ------------
Michael C W Tay		  5,000,000              $500


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         (3.1) Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000, and incorporated herein by reference.


                             EXHIBIT 3.1

                     CERTIFICATE OF INCORPORATION



                              STATE OF DELAWARE
                             SECRETARY OF STATE
                        DIVISION OF CORPORATIONS
                                         FILED
                                991563332 - 3149325



                    CERTIFICATE OF INCORPORATION

                                         OF

                        Tower Global Ventures Corp.


                             ARTICLE ONE

                                 Name

      The name of the Corporation is Tower Global Ventures
Corp.


                             ARTICLE TWO

                               Duration

      The Corporation shall have perpetual existence.


                            ARTICLE THREE

                               Purpose

      The purpose for which this Corporation is organized is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.


                             ARTICLE FOUR

                                Shares

      The total number of shares of stock which the Corporation shall have authority to issue is 25,000,000 shares, consisting of 20,000,000 shares of Common Stock having a par value of $.0001 per share and 5,000,000 shares of Preferred Stock having a par value of $.0001 per share.

      The Board of Directors is authorized to provide for the issuance of the shares of Preferred Stock in series and, by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

      The authority of the Board of Directors with respect to each series of Preferred Stock shall include, but not be limited to, determination of the following:

      A. The number of shares constituting that series and the distinctive designation of that series;

      B. The dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on share of that series;

      C. Whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

      D. Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;

      E. Whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

      F. Whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

      G. The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and

      H. Any other relative rights, preferences and limitations of that series.


                             ARTICLE FIVE

                       Commencement of Business

      The Corporation is authorized to commence business as soon as its certificate of incorporation has been filed.


                             ARTICLE SIX

                Principal Office and Registered Agent

      The address of the initial registered office of the Corporation and the name of its initial registered agent and its business address is

      William Tay, 110 West Ninth Street, #134, Wilmington, Delaware
19801-1618.

                            ARTICLE SEVEN

                             Incorporator

      The name and address of the Incorporator are as follows:

      William Tay, 110 West Ninth Street, #134, Wilmington, Delaware
19801-1618.


                            ARTICLE EIGHT

                           Initial Director

      The powers of the undersigned incorporator will terminate upon filing of the certificate of incorporation. The name and mailing address of the person(s) who will serve as initial director(s) until the first annual meeting of stockholders or until a successor(s) is elected and qualified are:

      Michael C.W. Tay, 1422 Chestnut Street, Suite 410,
Philadelphia, PA 19102.


                             ARTICLE NINE

                          Pre-Emptive Rights

      No Shareholder or other person shall have any pre-emptive rights whatsoever.


                             ARTICLE TEN

                               By-Laws

      The initial by-laws shall be adopted by the Shareholders or the Board of Directors. The power to alter, amend, or repeal the by-laws or adopt new by-laws is vested in the Board of Directors, subject to repeal or change by action of the Shareholders.


                            ARTICLE ELEVEN

                           Number of Votes

      Each share of Common Stock has one vote on each matter on which the share is entitled to vote.


                            ARTICLE TWELVE

                            Majority Votes

      A majority vote of a quorum of Shareholders (consisting of the holders of a majority of the shares entitled to vote, represented in person or by proxy) is sufficient for any action which requires the vote or concurrence of Shareholders, unless otherwise required or permitted by law or the by-laws of the Corporation.

                           ARTICLE THIRTEEN

                        Non-Cumulative Voting

      Directors shall be elected by majority vote. Cumulative voting shall not be permitted.


                           ARTICLE FOURTEEN

          Interested Directors, Officers and Securityholders

      A. Validity. If Paragraph (B) is satisfied, no contract or other transaction between the Corporation and any of its directors, officers or securityholders, or any corporation or firm in which any of them are directly or indirectly interested, shall be invalid solely because of this relationship or because of the presence of the director, officer or securityholder at the meeting of the Board of Directors or committee authorizing the contract or transaction, or his participation or vote in the meeting or authorization.

      B. Disclosure, Approval, Fairness. Paragraph (A) shall apply only if:

      (1) The material facts of the relationship or interest of each such director, officer or securityholder are known or disclosed:

      (a) to the Board of Directors or the committee and it nevertheless authorizes or ratifies the contract or transaction by a majority of the directors present, each such interested director to be counted in determining whether a quorum is present but not in calculating the majority necessary to carry the vote; or

      (b) to the Shareholders and they nevertheless authorize or ratify the contract or transaction by a majority of the shares present, each such interested person to be counted for quorum and voting purposes; or

      (2) the contract or transaction is fair to the Corporation as of the time it is authorized or ratified by the Board of Directors, the committee or the Shareholders.


                           ARTICLE FIFTEEN

                    Indemnification and Insurance

      A. Persons. The Corporation shall indemnify, to the extent provided in Paragraphs (B), (D) or (F) and to the extent permitted from time to time by law:

      (1) any person who is or was director, officer, agent or employee of the Corporation, and

      (2) any person who serves or served at the Corporation's request as a director, officer, agent, employee, partner or trustee of another corporation or of a partnership, joint venture, trust or other enterprise.

      B. Extent--Derivative Suits. In case of a suit by or in the right of the Corporation against a person named in Paragraph (A) by reason of his holding a position named in Paragraph (A), the Corporation shall indemnify him, if he satisfies the standard in Paragraph (C), for expenses (including attorney's fees but excluding amounts paid in settlement) actually and reasonably incurred by him in connection with the defense or settlement of the suit.

      C. Standard--Derivative Suits. In case of a suit by or in the right of the Corporation, a person named in Paragraph (A) shall be indemnified only if:

      (1) he is successful on the merits or otherwise, or

      (2) he acted in good faith in the transaction which is the subject of the suit, and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation. However, he shall not be indemnified in respect of any claim, issue or matter as to which he has been adjudged liable for negligence or misconduct in the performance of his duty to the Corporation unless (and only to the extent that) the court in which the suit was brought shall determine, upon application, that despite the adjudication but in view of all the circumstances, he is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper.

    D. Extent--Nonderivative Suits. In case of a suit, action or proceeding (whether civil, criminal, administrative or investigative), other than a suit by or in the right of the Corporation against a person named in Paragraph (A) by reason of his holding a position named in Paragraph (A), the Corporation shall indemnify him, if he satisfies the standard in Paragraph (E), for amounts actually and reasonably incurred by him in connection with the defense or settlement of the suit as (1) expenses (including attorneys' fees), (2) amounts paid in settlement (3) judgments, and
(4) fines.

      E. Standard--Nonderivative Suits. In case of a nonderivative suit, a person named in Paragraph (A) shall be indemnified only if:

      (1) he is successful on the merits or otherwise, or

      (2) he acted in good faith in the transaction which is the subject of the nonderivative suit, and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation and, with respect to any criminal action or proceeding, he had no reason to believe his conduct was unlawful. The termination of a nonderivative suit by judgement, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person failed to satisfy this Paragraph (E) (2).

      F. Determination That Standard Has Been Met. A determination that the standard of Paragraph (C) or (E) has been satisfied may be made by a court of law or equity or the determination may be made by:

      (1) a majority of the directors of the Corporation (whether or not a quorum) who were not parties to the action, suit or proceeding, or

      (2) independent legal counsel (appointed by a majority of the directors of the Corporation, whether or not a quorum, or elected by the Shareholders of the Corporation) in a written opinion, or

      (3) the Shareholders of the Corporation.

      G. Proration. Anyone making a determination under Paragraph
(F) may determine that a person has met the standard as to some matters but not as to others, and may reasonably prorate amounts to be indemnified.

      H. Advance Payment. The Corporation may pay in advance any expenses (including attorney's fees) which may become subject to indemnification under paragraphs (A) - (G) if:

      (1) the Board of Directors authorizes the specific payment and

      (2) the person receiving the payment undertakes in writing to repay unless it is ultimately determined that he is entitled to indemnification by the Corporation under Paragraphs (A) - (G).

      I. Nonexclusive. The indemnification provided by Paragraphs
(A) - (G) shall not be exclusive of any other rights to which a person may be entitled by law or by by-law, agreement, vote of Shareholders or disinterested directors, or otherwise.

      J. Continuation. The indemnification and advance payment provided by Paragraphs (A) - (H) shall continue as to a person who has ceased to hold a position named in paragraph (A) and shall inure to his heirs, executors and administrators.

      K. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who holds or who has held any position named in Paragraph (A) against any liability incurred by him in any such positions or arising out of this status as such, whether or not the Corporation would have power to indemnify him against such liability under Paragraphs (A) - (H).

      L. Reports. Indemnification payments, advance payments, and insurance purchases and payments made under Paragraphs
(A) - (K) shall be reported in writing to the Shareholders of the Corporation with the next notice of annual meeting, or within six months, whichever is sooner.

      M. Amendment of Article. Any changes in the General Corporation Law of Delaware increasing, decreasing, amending, changing or otherwise effecting the indemnification of directors, officers, agents, or employees of the Corporation shall be incorporated by reference in this Article as of the date of such changes without further action by the Corporation, its Board of Directors, of Shareholders, it being the intention of this Article that directors, officers, agents and employees of the Corporation shall be indemnified to the maximum degree allowed by the General Corporation Law of the State of Delaware at all times.


                           ARTICLE SIXTEEN

                   Limitation On Director Liability

      A. Scope of Limitation. No person, by virtue of being or having been a director of the Corporation, shall have any personal liability for monetary damages to the Corporation or any of its Shareholders for any breach of fiduciary duty except as to the extent provided in Paragraph (B).

      B. Extent of Limitation. The limitation provided for in this Article shall not eliminate or limit the liability of a director to the Corporation or its Shareholders (i) for any breach of the director's duty of loyalty to the Corporation or its Shareholders
(ii) for any acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law (iii) for any unlawful payment of dividends or unlawful stock purchases or redemptions in violation of Section 174 of the General Corporation Law of Delaware or (iv) for any transaction for which the director derived an improper personal benefit.

      IN WITNESS WHEREOF, the incorporator hereunto has executed this certificate of incorporation on this 22nd day of December, 1999.


                                         /s/ William Tay
                                         --------------------
                                         William Tay
                                         INCORPORATOR

         (3.2) Bylaws filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000, and incorporated herein by reference.


                             EXHIBIT 3.2

                               BY-LAWS



                      Tower Global Ventures Corp.

                               BY-LAWS

                              ARTICLE I

                           The Stockholders

      SECTION 1.1. ANNUAL MEETING. The annual meeting of the stockholders of Tower Global Ventures Corp. (the
"Corporation") shall be held on the third Thursday in May of each year at 10:30 a.m. local time, or at such other date or time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, for the election of directors and for the transaction of such other business as may come before the meeting.

      SECTION 1.2. SPECIAL MEETINGS. A special meeting of the stockholders may be called at any time by the written resolution or request of two-thirds or more of the members of the Board of Directors, the president, or any executive vice president and shall be called upon the written request of the holders of two-thirds or more in amount, of each class or series of the capital stock of the Corporation entitled to vote at such meeting on the matters(s) that are the subject of the proposed meeting, such written request in each case to specify the purpose or purposes for which such meeting shall be called, and with respect to stockholder proposals, shall further comply with the requirements of this Article.

      SECTION 1.3. NOTICE OF MEETINGS. Written notice of each meeting of stockholders, whether annual or special, stating the date, hour and place where it is to be held, shall be served either personally or by mail, not less than fifteen nor more than sixty days before the meeting, upon each stockholder of record entitled to vote at such meeting, and to any other stockholder to whom the giving of notice may be required by law. Notice of a special meeting shall also state the purpose or purposes for which the meeting is called and shall indicate that it is being issued by, or at the direction of, the person or persons calling the meeting. If, at any meeting, action is proposed to be taken that would, if taken, entitle stockholders to receive payment for their stock, the notice of such meeting shall include a statement of that purpose and to that effect. If mailed, notice shall be deemed to be delivered when deposited in the United States mail or with any private express mail service, postage or delivery fee prepaid, and shall be directed to each such stockholder at his address, as it appears on the records of the stockholders of the Corporation, unless he shall have previously filed with the secretary of the Corporation a written request that notices intended for him be mailed to some other address, in which case, it shall be mailed to the address designated in such request.

      SECTION 1.4. FIXING DATE OF RECORD. (a) In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders, or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty nor less than ten days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of, or to vote at, a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of, or to vote at, a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

      (b) In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting (to the extent that such action by written consent is permitted by law, the Certificate of Incorporation or these By-Laws), the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of Directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in its state of incorporation, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

      (c) In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

      SECTION 1.5. INSPECTORS. At each meeting of the stockholders, the polls shall be opened and closed and the proxies and ballots shall be received and be taken in charge. All questions touching on the qualification of voters and the validity of proxies and the acceptance or rejection of votes, shall be decided by one or more inspectors. Such inspectors shall be appointed by the Board of Directors before or at the meeting, or, if no such appointment shall have been made, then by the presiding officer at the meeting. If for any reason any of the inspectors previously appointed shall fail to attend or refuse or be unable to serve, inspectors in place of any so failing to attend or refusing or unable to serve shall be appointed in like manner.

      SECTION 1.6. QUORUM. At any meeting of the stockholders, the holders of a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum of the stockholders for all purposes, unless the representation of a larger number shall be required by law, and, in that case, the representation of the number so required shall constitute a quorum.

      If the holders of the amount of stock necessary to constitute a quorum shall fail to attend in person or by proxy at the time and place fixed in accordance with these By-Laws for an annual or special meeting, a majority in interest of the stockholders present in person or by proxy may adjourn, from time to time, without notice other than by announcement at the meeting, until holders of the amount of stock requisite to constitute a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified.

      SECTION 1.7. BUSINESS. The chairman of the Board, if any, the president, or in his absence the vice-chairman, if any, or an executive vice president, in the order named, shall call meetings of the stockholders to order, and shall act as chairman of such meeting; provided, however, that the Board of Directors or executive committee may appoint any stockholder to act as chairman of any meeting in the absence of the chairman of the Board. The secretary of the Corporation shall act as secretary at all meetings of the stockholders, but in the absence of the secretary at any meeting of the stockholders, the presiding officer may appoint any person to act as secretary of the meeting.

      SECTION 1.8. STOCKHOLDER PROPOSALS. No proposal by a stockholder shall be presented for vote at a special or annual meeting of stockholders unless such stockholder shall, not later than the close of business on the fifth day following the date on which notice of the meeting is first given to stockholders, provide the Board of Directors or the secretary of the Corporation with written notice of intention to present a proposal for action at the forthcoming meeting of stockholders, which notice shall include the name and address of such stockholder, the number of voting securities that he holds of record and that he holds beneficially, the text of the proposal to be presented to the meeting and a statement in support of the proposal.

      Any stockholder who was a stockholder of record on the applicable record date may make any other proposal at an annual meeting or special meeting of stockholders and the same may be discussed and considered, but unless stated in writing and filed with the Board of Directors or the secretary prior to the date set forth herein above, such proposal shall be laid over for action at an adjourned, special, or annual meeting of the stockholders taking place sixty days or more thereafter. This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors, and committees, but in connection with such reports, no new business proposed by a stockholder, qua stockholder, shall be acted upon at such annual meeting unless stated and filed as herein provided.

      Notwithstanding any other provision of these By-Laws, the Corporation shall be under no obligation to include any stockholder proposal in its proxy statement materials or otherwise present any such proposal to stockholders at a special or annual meeting of stockholders if the Board of Directors reasonably believes the proponents thereof have not complied with Sections 13 or 14 of the

Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder; nor shall the Corporation be required to include any stockholder proposal not required to be included in its proxy materials to stockholders in accordance with any such section, rule or regulation.

      SECTION 1.9. PROXIES. At all meetings of stockholders, a stockholder entitled to vote may vote either in person or by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

      SECTION 1.10. VOTING BY BALLOT. The votes for directors, and upon the demand of any stockholder or when required by law, the votes upon any question before the meeting, shall be by ballot.

      SECTION 1.11. VOTING LISTS. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares of stock registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present.

      SECTION 1.12. PLACE OF MEETING. The Board of Directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual meeting or any special meeting called by the Board of Directors. If no designation is made or if a special meeting is otherwise called, the place of meeting shall be the principal office of the Corporation.

      SECTION 1.13. VOTING OF STOCK OF CERTAIN HOLDERS. Shares of capital stock of the Corporation standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent, or proxy as the by-laws of such corporation may prescribe, or in the absence of such provision, as the board of directors of such corporation may determine.

      Shares of capital stock of the Corporation standing in the name of a deceased person, a minor ward or an incompetent person may be voted by his administrator, executor, court-appointed guardian or conservator, either in person or by proxy, without a transfer of such stock into the name of such administrator, executor, court-appointed guardian or conservator. Shares of capital stock of the Corporation standing in the name of a trustee may be voted by him, either in person or by proxy.

      Shares of capital stock of the Corporation standing in the name of a receiver may be voted, either in person or by proxy, by such receiver, and stock held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority to do so is contained in any appropriate order of the court by which such receiver was appointed.

      A stockholder whose stock is pledged shall be entitled to vote such stock, either in person or by proxy, until the stock has been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote, either in person or by proxy, the stock so transferred.

      Shares of its own capital stock belonging to this Corporation shall not be voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding stock at any given time, but shares of its own stock held by it in a fiduciary capacity may be voted and shall be counted in determining the total number of outstanding stock at any given time.


                              ARTICLE II

                          Board of Directors

      SECTION 2.1. GENERAL POWERS. The business, affairs, and the property of the Corporation shall be managed and controlled by the Board of Directors (the "Board"), and, except as otherwise expressly provided by law, the Certificate of Incorporation or these By-Laws, all of the powers of the Corporation shall be vested in the Board.

      SECTION 2.2. NUMBER OF DIRECTORS. The number of directors which shall constitute the whole Board shall be not fewer than one nor more than five. Within the limits above specified, the number of directors shall be determined by the Board of Directors pursuant to a resolution adopted by a majority of the directors then in office.

      SECTION 2.3. ELECTION, TERM AND REMOVAL. Directors shall be elected at the annual meeting of stockholders to succeed those directors whose terms have expired. Each director shall hold office for the term for which elected and until his or her successor shall be elected and qualified. Directors need not be stockholders. A director may be removed from office at a meeting expressly called for that purpose by the vote of not less than a majority of the outstanding capital stock entitled to vote at an election of directors.

      SECTION 2.4. VACANCIES. Vacancies in the Board of Directors, including vacancies resulting from an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors then in office, though less than a quorum; except that vacancies resulting from removal from office by a vote of the stockholders may be filled by the stockholders at the same meeting at which such removal occurs provided that the holders of not less than a majority of the outstanding capital stock of the Corporation (assessed upon the basis of votes and not on the basis of number of shares) entitled to vote for the election of directors, voting together as a single class, shall vote for each replacement director. All directors elected to fill vacancies shall hold office for a term expiring at the time of the next annual meeting of stockholders and upon election and qualification of his successor. No decrease in the number of directors constituting the Board of Directors shall shorten the term of an incumbent director.

      SECTION 2.5. RESIGNATIONS. Any director of the Corporation may resign at any time by giving written notice to the president or to the secretary of the Corporation. The resignation of any director shall take effect at the time specified therein and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

      SECTION 2.6. PLACE OF MEETINGS, ETC. The Board of Directors may hold its meetings, and may have an office and keep the books of the Corporation (except as otherwise may be provided for by law), in such place or places in or outside the state of incorporation as the Board from time to time may determine.

      SECTION 2.7. REGULAR MEETINGS. Regular meetings of the Board of Directors shall be held as soon as practicable after adjournment of the annual meeting of stockholders at such time and place as the Board of Directors may fix. No notice shall be required for any such regular meeting of the Board.

      SECTION 2.8. SPECIAL MEETINGS. Special meetings of the Board of Directors shall be held at places and times fixed by resolution of the Board of Directors, or upon call of the chairman of the Board, if any, or vice-chairman of the Board, if any, the president, an executive vice president or two-thirds of the directors then in office.

      The secretary or officer performing the secretary's duties shall give not less than twenty-four hours' notice by letter, telegraph or telephone (or in person) of all special meetings of the Board of Directors, provided that notice need not given of the annual meeting or of regular meetings held at times and places fixed by resolution of the Board. Meetings may be held at any time without notice if all of the directors are present, or if those not present waive notice in writing either before or after the meeting. The notice of meetings of the Board need not state the purpose of the meeting.

      SECTION 2.9. PARTICIPATION BY CONFERENCE TELEPHONE.
Members of the Board of Directors of the Corporation, or any committee thereof, may participate in a regular or special or any other meeting of the Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

      SECTION 2.10. ACTION BY WRITTEN CONSENT. Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if prior or subsequent to such action all the members of the Board or such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of the Board or committee.

      SECTION 2.11. QUORUM. A majority of the total number of directors then in office shall constitute a quorum for the transaction of business; but if at any meeting of the Board there be less than a quorum present, a majority of those present may adjourn the meeting from time to time.

      SECTION 2.12. BUSINESS. Business shall be transacted at meetings of the Board of Directors in such order as the Board may determine. At all meetings of the Board of Directors, the chairman of the Board, if any, the president, or in his absence the vice-chairman, if any, or an executive vice president, in the order named, shall preside.

      SECTION 2.13. INTEREST OF DIRECTORS IN CONTRACTS. (a) No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of the Corporation's directors or officers, are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board or committee which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if:

      (1) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

      (2) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

      (3) The contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee of the Board of Directors or the stockholders.

      (b) Interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

      SECTION 2.14. COMPENSATION OF DIRECTORS. Each director of the Corporation who is not a salaried officer or employee of the Corporation, or of a subsidiary of the Corporation, shall receive such allowances for serving as a director and such fees for attendance at meetings of the Board of Directors or the executive committee or any other committee appointed by the Board as the Board may from time to time determine.

      SECTION 2.15. LOANS TO OFFICERS OR EMPLOYEES. The Board of Directors may lend money to, guarantee any obligation of, or otherwise assist, any officer or other employee of the Corporation or of any subsidiary, whether or not such officer or employee is also a director of the Corporation, whenever, in the judgment of the directors, such loan, guarantee, or assistance may reasonably be expected to benefit the Corporation; provided, however, that any such loan, guarantee, or other assistance given to an officer or employee who is also a director of the Corporation must be authorized by a majority of the entire Board of Directors. Any such loan, guarantee, or other assistance may be made with or without interest and may be unsecured or secured in such manner as the Board of Directors shall approve, including, but not limited to, a pledge of shares of the Corporation, and may be made upon such other terms and conditions as the Board of Directors may determine.

      SECTION 2.16. NOMINATION. Subject to the rights of holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, nominations for the election of directors may be made by the Board of Directors or by any stockholder entitled to vote in the election of directors generally. However, any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of stockholders, the close of business on the last day of the eighth month after the immediately preceding annual meeting of stockholders, and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the fifth day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons
(naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors, and; (e) the consent of each nominee to serve as a director of the Corporation if so elected. The presiding officer at the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.


                             ARTICLE III

                              Committees

      SECTION 3.1. COMMITTEES. The Board of Directors, by resolution adopted by a majority of the number of directors then fixed by these By-Laws or resolution thereto, may establish such standing or special committees of the Board as it may deem advisable, and the members, terms, and authority of such committees shall be set forth in the resolutions establishing such committee.

      SECTION 3.2. EXECUTIVE COMMITTEE NUMBER AND TERM OF
OFFICE. The Board of Directors may, at any meeting, by majority vote of the Board of Directors, elect from the directors an executive committee. The executive committee shall consist of such number of members as may be fixed from time to time by resolution of the Board of Directors. The Board of Directors may designate a chairman of the committee who shall preside at all meetings thereof, and the committee shall designate a member thereof to preside in the absence of the chairman.

      SECTION 3.3. EXECUTIVE COMMITTEE POWERS. The executive committee may, while the Board of Directors is not in session, exercise all or any of the powers of the Board of Directors in all cases in which specific directions shall not have been given by the Board of Directors; except that the executive committee shall not have the power or authority of the Board of Directors to (i) amend the Certificate of Incorporation or the By-Laws of the Corporation,
(ii) fill vacancies on the Board of Directors, (iii) adopt an agreement or certification of ownership, merger or consolidation,
(iv) recommend to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, or a dissolution of the Corporation or a revocation of a dissolution, (v) declare a dividend, or (vi) authorize the issuance of stock.

      SECTION 3.4. EXECUTIVE COMMITTEE MEETINGS. Regular and special meetings of the executive committee may be called and held subject to the same requirements with respect to time, place and notice as are specified in these By-Laws for regular and special meetings of the Board of Directors. Special meetings of the executive committee may be called by any member thereof. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special or regular meeting of the executive meeting if a quorum is present. At any meeting at which every member of the executive committee shall be present, in person or by telephone, even though without any notice, any business may be transacted. All action by the executive committee shall be reported to the Board of Directors at its meeting next succeeding such action.

      The executive committee shall fix its own rules of procedure, and shall meet where and as provided by such rules or by resolution of the Board of Directors, but in every case the presence of a majority of the total number of members of the executive committee shall be necessary to constitute a quorum. In every case, the affirmative vote of a quorum shall be necessary for the adoption of any resolution.

      SECTION 3.5. EXECUTIVE COMMITTEE VACANCIES. The Board of
Directors, by majority vote of the Board of Directors then in office, shall fill vacancies in the executive committee by election from the directors.


                              ARTICLE IV

                             The Officers

      SECTION 4.1. NUMBER AND TERM OF OFFICE. The officers of the Corporation shall consist of, as the Board of Directors may determine and appoint from time to time, a chief executive officer, a president, one or more executive vice-presidents, a secretary, a treasurer, a controller, and/or such other officers as may from time to time be elected or appointed by the Board of Directors, including such additional vice-presidents with such designations, if any, as may be determined by the Board of Directors and such assistant secretaries and assistant treasurers. In addition, the Board of Directors may elect a chairman of the Board and may also elect a vice-chairman as officers of the Corporation. Any two or more offices may be held by the same person. In its discretion, the Board of Directors may leave unfilled any office except as may be required by law.

      The officers of the Corporation shall be elected or appointed from time to time by the Board of Directors. Each officer shall hold office until his successor shall have been duly elected or appointed or until his death or until he shall resign or shall have been removed by the Board of Directors.

      Each of the salaried officers of the Corporation shall devote his entire time, skill and energy to the business of the Corporation, unless the contrary is expressly consented to by the Board of Directors or the executive committee.

      SECTION 4.2. REMOVAL. Any officer may be removed by the Board of Directors whenever, in its judgment, the best interests of the Corporation would be served thereby.

      SECTION 4.3. THE CHAIRMAN OF THE BOARD. The chairman of the Board, if any, shall preside at all meetings of stockholders and of the Board of Directors and shall have such other authority and perform such other duties as are prescribed by law, by these By-Laws and by the Board of Directors. The Board of Directors may designate the chairman of the Board as chief executive officer, in which case he shall have such authority and perform such duties as are prescribed by these By-Laws and the Board of Directors for the chief executive officer.

      SECTION 4.4. THE VICE-CHAIRMAN. The vice-chairman, if any, shall have such authority and perform such other duties as are prescribed by these By-Laws and by the Board of Directors. In the absence or inability to act of the chairman of the Board and the president, he shall preside at the meetings of the stockholders and of the Board of Directors and shall have and exercise all of the powers and duties of the chairman of the Board. The Board of Directors may designate the vice-chairman as chief executive officer, in which case he shall have such authority and perform such duties as are prescribed by these By-Laws and the Board of Directors for the chief executive officer.

      SECTION 4.5. THE PRESIDENT. The president shall have such authority and perform such duties as are prescribed by law, by these By-Laws, by the Board of Directors and by the chief executive officer (if the president is not the chief executive officer). The president, if there is no chairman of the Board, or in the absence or the inability to act of the chairman of the Board, shall preside at all meetings of stockholders and of the Board of Directors. Unless the Board of Directors designates the chairman of the Board or the vice-chairman as chief executive officer, the president shall be the chief executive officer, in which case he shall have such authority and perform such duties as are prescribed by these By-Laws and the Board of Directors for the chief executive officer.

      SECTION 4.6. THE CHIEF EXECUTIVE OFFICER. Unless the Board of Directors designates the chairman of the Board or the vice-chairman as chief executive officer, the president shall be the chief executive officer. The chief executive officer of the Corporation shall have, subject to the supervision and direction of the Board of Directors, general supervision of the business, property and affairs of the Corporation, including the power to appoint and discharge agents and employees, and the powers vested in him by the Board of Directors, by law or by these By-Laws or which usually attach or pertain to such office.

      SECTION 4.7. THE EXECUTIVE VICE-PRESIDENTS. In the absence of the chairman of the Board, if any, the president and the vice-chairman, if any, or in the event of their inability or refusal to act, the executive vice-president (or in the event there is more than one executive vice-president, the executive vice-presidents in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the chairman of the Board, of the president and of the vice-chairman, and when so acting, shall have all the powers of and be subject to all the restrictions upon the chairman of the Board, the president and the vice-chairman. Any executive vice-president may sign, with the secretary or an authorized assistant secretary, certificates for stock of the Corporation and shall perform such other duties as from time to time may be assigned to him by the chairman of the Board, the president, the vice-chairman, the Board of Directors or these By-Laws.

     SECTION 4.8. THE VICE-PRESIDENTS. The vice-presidents, if any, shall perform such duties as may be assigned to them from time to time by the chairman of the Board, the president, the vice-chairman, the Board of Directors, or these By-Laws.

      SECTION 4.9. THE TREASURER. Subject to the direction of chief executive officer and the Board of Directors, the treasurer shall have charge and custody of all the funds and securities of the Corporation; when necessary or proper he shall endorse for collection, or cause to be endorsed, on behalf of the Corporation, checks, notes and other obligations, and shall cause the deposit of the same to the credit of the Corporation in such bank or banks or depositary as the Board of Directors may designate or as the Board of Directors by resolution may authorize; he shall sign all receipts and vouchers for payments made to the Corporation other than routine receipts and vouchers, the signing of which he may delegate; he shall sign all checks made by the Corporation (provided, however, that the Board of Directors may authorize and prescribe by resolution the manner in which checks drawn on banks or depositories shall be signed, including the use of facsimile signatures, and the manner in which officers, agents or employees shall be authorized to sign); unless otherwise provided by resolution of the Board of Directors, he shall sign with an officer-director all bills of exchange and promissory notes of the Corporation; whenever required by the Board of Directors, he shall render a statement of his cash account; he shall enter regularly full and accurate account of the Corporation in books of the Corporation to be kept by him for that purpose; he shall, at all reasonable times, exhibit his books and accounts to any director of the Corporation upon application at his office during business hours; and he shall perform all acts incident to the position of treasurer. If required by the Board of Directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such sure ties as the Board of Directors may require.

      SECTION 4.10. THE SECRETARY. The secretary shall keep the minutes of all meetings of the Board of Directors, the minutes of all meetings of the stockholders and (unless otherwise directed by the Board of Directors) the minutes of all committees, in books provided for that purpose; he shall attend to the giving and serving of all notices of the Corporation; he may sign with an officer-director or any other duly authorized person, in the name of the Corporation, all contracts authorized by the Board of Directors or by the executive committee, and, when so ordered by the Board of Directors or the executive committee, he shall affix the seal of the Corporation thereto; he may sign with the president or an executive vice-president all certificates of shares of the capital stock; he shall have charge of the certificate books, transfer books and stock ledgers, and such other books and papers as the Board of Directors or the executive committee may direct, all of which shall, at all reasonable times, be open to the examination of any director, upon application at the secretary's office during business hours; and he shall in general perform all the duties incident to the office of the secretary, subject to the control of the chief executive officer and the Board of Directors.

      SECTION 4.11. THE CONTROLLER. The controller shall be the chief accounting officer of the Corporation. Subject to the supervision of the Board of Directors, the chief executive officer and the treasurer, the controller shall provide for and maintain adequate records of all assets, liabilities and transactions of the Corporation, shall see that accurate audits of the Corporation's affairs are currently and adequately made and shall perform such other duties as from time to time may be assigned to him.

      SECTION 4.12. THE ASSISTANT TREASURERS AND ASSISTANT SECRETARIES. The assistant treasurers shall respectively, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors may determine. The assistant secretaries as thereunto authorized by the Board of Directors may sign with the chairman of the Board, the president, the vice-chairman or an executive vice-president, certificates for stock of the Corporation, the issue of which shall have been authorized by a resolution of the Board of Directors. The assistant treasurers and assistant secretaries, in general, shall perform such duties as shall be assigned to them by the treasurer or the secretary, respectively, or chief executive officer, the Board of Directors, or these By-Laws.

      SECTION 4.13. SALARIES. The salaries of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

      SECTION 4.14. VOTING UPON STOCKS. Unless otherwise ordered by the Board of Directors or by the executive committee, any officer, director or any person or persons appointed in writing by any of them, shall have full power and authority in behalf of the Corporation to attend and to act and to vote at any meetings of stockholders of any corporation in which the Corporation may hold stock, and at any such meeting shall possess and may exercise any and all the rights and powers incident to the ownership of such stock, and which, as the owner thereof, the Corporation might have possessed and exercised if present. The Board of Directors may confer like powers upon any other person or persons.


                              ARTICLE V

                         Contracts and Loans

      SECTION 5.1. CONTRACTS. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

      SECTION 5.2. LOANS. No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.


                              ARTICLE VI

              Certificates for Stock and Their Transfer

      SECTION 6.1. CERTIFICATES FOR STOCK. Certificates representing stock of the Corporation shall be in such form as may be determined by the Board of Directors. Such certificates shall be signed by the chairman of the Board, the president, the vice-chairman or an executive vice-president and/or by the secretary or an authorized assistant secretary and shall be sealed with the seal of the Corporation. The seal may be a facsimile. If a stock certificate is countersigned (i) by a transfer agent other than the Corporation or its employee, or (ii) by a registrar other than the Corporation or its employee, any other signature on the certificate may be a facsimile. In the event that any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue. All certificates for stock shall be consecutively numbered or otherwise identified. The name of the person to whom the shares of stock represented thereby are issued, with the number of shares of stock and date of issue, shall be entered on the books of the Corporation. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificates shall be issued until the former certificate for a like number of shares of stock shall have been surrendered and canceled, except that, in the event of a lost, destroyed or mutilated certificate, a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

      SECTION 6.2. TRANSFERS OF STOCK. Transfers of stock of the Corporation shall be made only on the books of the Corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the secretary of the Corporation, and on surrender for cancellation of the certificate for such stock. The person in whose name stock stands on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.


                             ARTICLE VII

                             Fiscal Year

      SECTION 7.1. FISCAL YEAR. The fiscal year of the Corporation shall begin on the first day of January in each year and end on the last day of December in each year.


                             ARTICLE VIII

                                 Seal

      SECTION 8.1. SEAL. The Board of Directors shall approve a corporate seal which shall be in the form of a circle and shall have inscribed thereon the name of the Corporation.


                              ARTICLE IX

                           Waiver of Notice

      SECTION 9.1. WAIVER OF NOTICE. Whenever any notice is required to be given under the provisions of these By-Laws or under the provisions of the Certificate of Incorporation or under the provisions of the corporation law of the state of incorporation, waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Attendance of any person at a meeting for which any notice is required to be given under the provisions of these By-Laws, the Certificate of

Incorporation or the corporation law of the state of incorporation shall constitute a waiver of notice of such meeting except when the person attends for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.


                              ARTICLE X

                              Amendments

      SECTION 10.1. AMENDMENTS. These By-Laws may be altered, amended or repealed and new By-Laws may be adopted at any meeting of the Board of Directors of the Corporation by the affirmative vote of a majority of the members of the Board, or by the affirmative vote of a majority of the outstanding capital stock of the Corporation
(assessed upon the basis of votes and not on the basis of number of shares) entitled to vote generally in the election of directors, voting together as a single class.


                              ARTICLE XI

                           Indemnification

      SECTION 11.1. INDEMNIFICATION. The Corporation shall indemnify its officers, directors, employees and agents to the fullest extent permitted by the General Corporation Law of Delaware, as amended from time to time.

                                [END]

         (3.3) Specimen Stock Certificate filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 10, 2000, and incorporated herein by reference.

			    EXHIBIT 3.3

                      SPECIMEN STOCK CERTIFICATE



                 Number                        Shares

         Incorporated under the Laws of the State of Delaware

                      Tower Global Ventures Corp.

                Authorized to issue 25,000,000 shares

          20,000,000 common shares      5,000,000 preferred shares
           par value $.0001 each          par value $.0001 each


This certifies that _____________________________________ is the owner of ___________________________________ fully paid and
non-assessable Shares of the Common Shares of Tower Global Ventures Corp. transferrable only on the books of the Corporation by the holder hereof in person or by duly authorized Attorney upon surrender of this Certificate properly endorsed.

      IN WITNESS WHEREOF, the said Corporation has caused this Certificate to be signed by its duly authorized officers and to be sealed with the Seal of the Corporation this ________ day of ____________ A.D. _____


               _______________________________________
                              President
                                [SEAL]

(Reverse side of stock certificate)

      The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations. Additional abbreviations may also be used though not in the list.

TEN COM -- as tenants in common
TEN ENT -- as tenants by the entireties
JT TEN  -- as joint tenants with right of survivorship
           and not as tenants in common

UNIF GIFT MIN ACT -- ____________ Custodian _________ (Minor) under Uniform Gifts to Minors Act ______________ (State)

For value received, the undersigned hereby sells, assigns and transfers unto ______________________________________ (please insert social security or other identifying number of assignee)
______________________________________________


______________________________________________________________
          (please print or typewrite name and address of assignee)

________________________________ Shares represented by the within
Certificate, and hereby irrevocably constitutes and appoints
____________________ Attorney to transfer the said shares on the books of the within-named Corporation with full power of substitution in the premises.



Dated, _______________________________

       In presence of
_______________________________

_______________________________

NOTICE: The signature to this assignment must correspond with the name as written upon the face of the certificate in every particular without alteration or enlargement, or any change whatever.




     (b) Reports on Form 8-K.

		SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 8-K

                            CURRENT REPORT

                  Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

          Date of Report (Date of earliest event reported):

                           January 18, 2001

                      TOWER GLOBAL VENTURES CORP.
                      ---------------------------
       (Exact name of registrant as specified in this charter)


           Delaware              0-30591           23-3030658
           --------            -----------         ----------
 (State or other jurisdiction  (Commission       (IRS Employer
        of incorporation       File Number)    Identification No.)


              202 Oakland Avenue, New Britain, CT 06053
              -----------------------------------------
        (Address and Zip Code of Principal Executive Offices)

              Issuer's Telephone Number: (860) 229-2524


Item 1.  Changes in control of registrant.

On January 18, 2001, Southeast Atlantic Holding Corp. (hereinafter referred to as "Southeast"), a Bermuda corporation, purchased 5,000,000 shares of the common stock of the Registrant from FS Capital Markets Group Inc., in a private transaction. As a result of this transaction, Southeast, a company controlled by Guiseppe P. Giustiniano, now owns 100% of the Registrant's issued and outstanding common stock.

Item 5.  Other events.

On January 18, 2001, Guiseppe P. Giustiniano was elected as the Registrant's sole director and officer. Mr. Giustiniano succeeded Michael C.W. Tay in these positions following the resignation of Mr. Tay as an officer and director of the Registrant, see Item 6 below.

Item 6.  Resignation of registrant's directors.

On January 18, 2001, Michael C.W. Tay resigned as a director and officer of the Registrant. The resignation was not due to any disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices. The letter of resignation of Mr. Tay from all posts is attached hereto as Exhibit 17.0.

Item 7.  Exhibits.

            Exhibit Number             Description
            --------------    ------------------------------
                17.0          Letter on Director Resignation



                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               TOWER GLOBAL VENTURES CORP.
                               ---------------------------
                               [Registrant]

                               By: /s/ Guiseppe P. Giustiniano
                               -------------------------------
                               Guiseppe P. Giustiniano
                               President & Chief Executive Officer




Dated: January 18, 2001.


<SEQUENCE>2
<FILENAME>0002.txt

EXHIBIT 17.0

                           Michael C.W. Tay
                     1422 Chestnut St., Suite 410
                     Philadelphia, PA 19102-2510
                         Tel: (215) 569-9175
                         Fax: (215) 569-4710



January 18, 2001

Guiseppe P. Giustiniano
President
Tower Global Ventures Corp.
202 Oakland Avenue
New Britain, CT 06053


Dear Mr. Giustiniano,

Effective immediately, I am resigning as Director, President, Secretary and Treasurer of Tower Global Ventures Corp. My final act as President of the corporation was to ensure that the company is current in all of its financial reports as required by the Securities and Exchange Commission under the Securities Exchange Act of
1934.


                                Sincerely,


                                /s/ Michael C.W. Tay
                                --------------------
                                Michael C.W. Tay	(TO BE ADDED)

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Tower Global Ventures Corp.

                         By:/s/ Guiseppe Giustiano
                         -----------------------------------

                         President, Chief Executive Officer,
                         Treasurer and Director

                         Date: December 12, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                          Title                                    Date
----------                       -----                                  ----

/s/ Guiseppe Giustiano
-----------------------
Guiseppe Giustiano
                     President, Chief Executive      December 12,2001
                     Officer, Treasurer and Director