Form 10KSB
period 2001-12-31
COFFEEHOUSE COM INC
filed 2002-06-10
CIK 1103580

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2001

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

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST
FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] Yes   [ X ] No

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of December 31, 2001.

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

     The Company has, and will continue to have, no substantial capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The
Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

     THE COMPANY HAS ONLY ONE DIRECTOR AND ONE OFFICER. The
Company's president, its sole officer, is Guiseppe P. Giustiniano who is also its sole director and the controlling shareholder of its sole shareholder. Because management consists of only one person, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide and the Company will rely completely on the judgment of its sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. Mr. Giustiniano anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Giustiniano has not entered into a written employment agreement with the Company and he is not expected to do so.
The Company has not obtained key man life insurance on Mr. Giustiniano.
The loss of the services of Mr. Guiseppe P. Giustiniano would adversely affect development of the Company's business and its likelyhood of continuing operations.

     CONFLICTS OF INTEREST. Mr. Giustiniano, the Company's president, participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The Company has adopted a policy that it will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest. The terms of a business combination may include such terms as Mr. Giustiniano remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Giustiniano for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Giustiniano would directly benefit from such employment or payment. Such benefits may influence Mr. Giustiniano's choice of a target company. The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification. See "ITEM 9. DIRECTORS,EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--Conflicts of Interest."


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

     PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of business combination agreement, Mr. Giustiniano, the sole shareholder of the Company, may agree to sell or transfer all or a portion of its Company's common stock so to provide the target company with all of majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and corresponding reduction in or elimination of his participation in the future affairs of the Company.

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

Results of Operations - December 27, 1999 (Inception) through December
31, 2001.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources

     The Company has 5,000,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. The Company has $-0- in cash as of December 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS.




                 TOWER GLOBAL VENTURES CORP.
                  (A Development Stage Company)

                        FINANCIAL STATEMENTS
                            for the Year Ended
		    December 31, 2001
		              and
               Report of Independent Accountants







                 TOWER GLOBAL VENTURES CORP.
                 (A Development Stage Company)

                                    INDEX
______________________________________________

                                                                         Page(s)

Report of Independent Accountants	                 3

Financial  Statements:

     Balance Sheet, December 31, 2001 	                 4

     Statement of Operations for the Year
     Ended December 31, 2001                                  5

     Statement of Changes in Stockholder's Equity
     for the Year Ended December 31, 2001	     6

     Statement of Cash Flows
     for the Year Ended December 31, 2001	     7

     Notes to Financial Statements                         8~9


_____________________________________________

H T Woo, CPA & Associates
Certified Public Accountant
460 Bergen Blvd., Suite 200                           Tel) 201-784-0020
Palisades Park, NJ 07650                              Fax) 201-768-2929
                   			     E-mail) cpawoo@hotmail.com



		REPORT OF INDEPENDENT ACCOUNTANTS
			    _______


To the Board of Directors of
Tower Global Ventures Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Tower Global Ventures Corp. (a development stage company) (the "Company") as of December 31, 2001 and the related statements of operations, changes in stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Global Ventures Corp. (a development stage company) as of December 30, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/S/ H T Woo, CPA & Associates
_____________________________
H T Woo, CPA & Associates

April 1, 2002
Palisades Park, New Jersey

                   TOWER GLOBAL VENTURES CORP.
                (A DEVELOPMENT STAGE COMPANY)
                  	BALANCE SHEET
                       December 31, 2001
                -------------------------------



			ASSETS:


Total assets            			      	$      --
                                               			=========


  	LIABILITIES and STOCKHOLDER'S EQUITY:


Liabilities                                  			$     --

  Stockholder's equity
    Preferred stock, $0.0001 par value;
     authorized 5,000,000 shares; none
     issued and outstanding
    Common stock, $0.0001 par value;
     authorized 20,000,000 shares;
     issued and outstanding 5,000,000 shares             500
    Additional paid-in capital                     	     299
    Deficit accumulated during
     development stage                            	   (799)
                                               		           ---------
       Total stockholder's equity                     	     --
		                                               ---------
  Total liabilities and stockholder's equity              $   --
		                                               =========





 The accompanying notes are an integral part of these financial statements.

	         TOWER GLOBAL VENTURES CORP.
		(A Development Stage Company)
		  STATEMENT of OPERATIONS
	     for the Year Ended December 31, 2001
	    --------------------------------------


Total revenues					$	-

Total expenses 						-
						--------------

  Income before provision for income taxes		-

Provision for income taxes				-
						--------------

Net income						-

Deficit accumulated, beginning of year	                     (799)
						--------------

Deficit accumulated, end of year			$      (799)
						==============




  The accompanying notes are an integral part of these financial statements.


                 TOWER GLOBAL VENTURES CORP.
		(A Development Stage Company)
	STATEMENT of CHANGES in STOCKHOLDER'S EQUITY
	    for the Year Ended December 31, 2001
             ---------------------------------



                                                             Additional
              	     No. of       Common   Paid-in    Accumulated
		     Shares      Stock        Capital     Deficit           Total
                      ------------  --------  ---------  ---------  ------------

Balance, January 1, 2001
		     5,000,000    $500	  $299        $(799)         $  -

Comprehensive income (loss):
  Net income	         -	            -	     -	         -	              -
                            ---------    ----         ----        ------         ----

    Total comprehensive income
      (loss)	         -	            -	     -	         -	              -
                            ---------    ----         ----        ------         ----

Balance, December 31, 2001
 		   5,000,000     $500	   $299      $(799)          $  -
           		  =========     ====          ====       ======          ====





  The accompanying notes are an integral part of these financial statements.

                  TOWER GLOBAL VENTURES CORP.
		(A Development Stage Company)
		    STATEMENT of CASH FLOWS
	     for the Year Ended December 31, 2001
                    -----------------------




Cash flows from operating activities			$	-

Cash flows from investing activities				-

Cash flows from financing activities				-
							------------

Net increase (decrease) in cash and cash equivalents		-

Cash and cash equivalents, beginning of year			-
							------------

Cash and cash equivalents, end of year			$	-
							============

Supplemental disclosure of cash flow information
Cash paid during the year for
     Interest						$	-
     Income taxes					$	-







  The accompanying notes are an integral part of these financial statements.

		  TOWER GLOBAL VENTURES CORP.
		(A Development Stage Company)
		 NOTES TO FINANCIAL STATEMENTS
	      for the Year Ended December 31, 2001
                    -----------------------

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

A. Organization and Business Operations

Tower Global Ventures Corp. (a development stage company) (the "Company") was incorporated in Delaware on December 27, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

B. Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statements date, and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates, which would have a positive or negative effect on future period results.

C. Income Taxes

Statement of financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), requires that the Company recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under SFAS No 109, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial-reporting amounts ("temporary differences") at currently enacted tax rates in effect for the years in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 2001.

NOTE 2. STOCKHOLDERS' EQUITY

A.	Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

B.	Common Stock

The Company is authorized to issue 20,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to its shareholder pursuant to Rule 506 for an aggregate consideration of $500.

C.	Additional Paid-in Capital

Additional paid-in capital at December 31, 2001 represents the fair value of the amount of organization and professional costs incurred by its original shareholder on behalf of the Company.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

     The Company currently has one Director and Officer as follows:

 Name                   	 Age         Positions and Offices Held
 ----                    	 ---         --------------------------
Guiseppe P. Giustiniano		   President, Secretary-
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

     Guiseppe P. Giustiniano has served as president, chief executive officer and a member of our board of directors since January 18, 2001.

Conflicts of Interest

     Guiseppe P. Giustiniano, the Company's sole officer and director, has orginized and expects to organize other companies of a similar nature and with a similar purpose as the company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Commpany. In addtion, insofar as Mr. Giustiniano in engaged in other business activities, he may devote only a portion of his time to the Company's affairs.

     A conflict may arise in the event that another blank check company with which Mr. Giustiniano is affiliated also actively seeks a target company. It is anticipated that target companies will be located for that Company and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically . However, other blank check companies may differ from that Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable of preferred blank check company regardless of date of formation.

     Mr. Giustiniano intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Giustiniano would not attend to other matters prior to those of the Company. Mr. Giustiniano estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

     The terms of business combination may include such terms as Mr. Giustiniano remaining a director or officer of the Company.
The terms of a business combination may provide for a payment by cash or otherwise to Mr. Giustiniano, for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Giustiniano would directly benefit from such employment or payment. Such benefits may influence Mr. Giustiniano's choice of a target company. However, Mr. Giustiniano's beneficial and economic interest in all blank check companies with which he is currently involved is identical.

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

Name and Address             Amount of Beneficial
of Beneficial Owner             Ownership of Class        Percentage
-----------------             -----------------         ----------
Guiseppe P. Giustiniano 	     5,000,000	                 100%

Guiseppe P. Giustiniano 	     5,000,000                       100%

All Executive Officers and
Directors as a Group (1 person) 5,000,000                 100%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company has issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $500 in cash:



Name                	    Number of Total Shares     Consideration
---------             	    ------------------           ------------
Guiseppe P. Giustiniano	        5,000,000                        $500


ITEM 13.  REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 8-K

                                  CURENT REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

Date of Report (Date of earliest event reported) February 15, 2002
                                                 -----------------

                              Coffeehouse.com, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

         Delaware                     0-30591                   23-3030658
(State or other jurisdiction        (Commission       (IRS Employer
    of incorporation                File Number)           Identification No.)


  202 Oakland Avenue, New Britain, CT                          06053
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code 860-229-2524
                                                   ------------

                           Tower Global Ventures, Corp
                           ---------------------------
          (Former name or former address, if changed since last report)

==============================================================

Item 2. Acquisition or Disposition of Assets.

Tower Global Ventures Corp. and Coffeehouse.com, Inc., a New York corporation, signed and Acquisition Agreement and Plan of Merger (the "Agreement"). Pursuant to the terms of the Agreement, Tower Global Ventures Corp. acquired all of the issued and outstanding capital stock of Coffeehouse.com, Inc. The aggregate purchase price for the total 1,500,000 issued and outstanding common shares of Coffeehouse.com, Inc. is 1,500,000 shares common stock, par $.001 per share, of Tower Global Ventures Corp. The shares are to be exchanged on a one-for-one basis.

The Plan of Merger was approved by the unanimous written consent of shareholders for each corporation.

The Certificates of Merger for New York and Delaware were filed with the states, respectively, on February 15, 2002 and March 22, 2002.

Item 7.  Exhibits.

         Exhibit Number                             Description
         --------------                             -----------

              2.0                     Acquisition Agreement and Plan of Merger
              99.0                    Pro Forma Financial Statements to be filed
                                        subsequently

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                    Coffeehouse.com, Inc.
                                                    ---------------------
                                                    (Registrant)


Date  February  , 2002         /s/ Guiseppe P. Giustiniano
--------------------        --------------------------
                                                        (Signature)
                                   	   Guiseppe P. Giustiniano, President

                  ACQUISITION AGREEMENT AND PLAN OF MERGER

     THIS AGREEMENT is made this ____* day of _________________*, 2001, by and between TOWER GLOBAL VENTURES CORP., a Delaware corporation
("TOWER") and COFFEEHOUSE.COM, INC., a New York corporation
("COFFEEHOUSE").

                                    RECITALS

     WHEREAS, the total authorized capital stock of COFFEEHOUSE consists of 1,500,000 shares of common stock, par value $.001 per share, of which 1,500,000 shares are issued and outstanding (common stock hereinafter referred to as the "COFFEEHOUSE Shares"); and

     WHEREAS, TOWER desires to acquire all of the issued and outstanding capital stock of COFFEEHOUSE, or 1,500,000 shares of Common Stock ("COFFEEHOUSE Shares") for 1,500,000 shares of common stock of TOWER ("TOWER Shares") by exchanging one (1) TOWER Share for each of the COFFEEHOUSE Shares; and

     NOW, THEREFORE, in consideration of the respective representations, warranties, covenants, and agreements, premises and mutual covenants herein contained, and for other goods, and value consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.   PURCHASE AND SALE.

     Section 1.1 AGREEMENT TO PURCHASE AND EXCHANGE. In reliance on and subject to the terms, conditions, representations, warranties, covenants and agreements herein contained, COFFEEHOUSE shall assign, transfer and convey unto TOWER, and TOWER shall purchase all of the COFFEEHOUSE Shares in an exchange of shares as more fully described in section 1.4.

     Section 1.2 PURCHASE PRICE. The aggregate purchase price for the COFFEEHOUSE Shares (the "Purchase Price") shall be 1,500,000 TOWER Shares.

     Section 1.3 CLOSING. The closing of the transaction contemplated in this Agreement (the "Closing") shall take place at the offices of Tower Global Ventures Corp., 202 Oakland Avenue, New Britain, CT 06053, on or around the date first written above or at such other date, time or place as shall be mutually acceptable to the parties (the "Closing Date").

     Section 1.4 TRANSACTIONS AND DOCUMENTS AT AND AFTER CLOSING.

         (a) At the Closing, COFFEEHOUSE shall assign, transfer and convey to TOWER certificates representing each issued and outstanding share of COFFEEHOUSE.

         (b) In exchange thereof, at the closing, TOWER shall assign, transfer and convey to COFFEEHOUSE 1,500,000 TOWER Shares representing the Purchase Price for the COFFEEHOUSE Shares, calculated as set forth hereinabove, and bearing an appropriate legend restricting transfer except as permitted under Rule 144 of the Securities Act of 1933, as amended, which shall be issued to each of Coffeehouse's shareholders, as set forth on Schedule 1.4(b) annexed hereto.

         (c) From time to time and at any time, at TOWER's request, whether on or after the Closing Date, and without further consideration, COFFEEHOUSE shall, at its own expense except as otherwise provided in this Agreement, execute and deliver such further documents and instruments of conveyance and transfer and shall take such further actions as may be necessary or convenient, in the reasonable opinion of TOWER, to transfer and convey to TOWER, all of its right, title and interest in and to the COFFEEHOUSE Shares, free and clear of any lien or adverse claim.

         (d) From time to time and at any time, at COFFEEHOUSE's request, whether on or after the Closing Date, and without further consideration, TOWER shall, at its own expense except as otherwise provided in this Agreement, execute and deliver such further documents and instruments of conveyance and transfer and shall take such further actions as may be necessary or convenient in the reasonable opinion of COFFEEHOUSE, to transfer and convey to COFFEEHOUSE, all of its right, title and interest in and to the TOWER Shares free and clear of any lien or adverse claim.

2.   ADDITIONAL AGREEMENTS.

     Section 2.1 TOWER'S ACCESS AND INSPECTION. COFFEEHOUSE has allowed and shall allow TOWER and its authorized representatives full access during normal business hours from and after the date hereof and prior to the Closing Date to all of COFFEEHOUSE's properties, books, contracts, commitments and records for the purpose of making such investigation as TOWER may desire, and COFFEEHOUSE shall furnish TOWER such information concerning COFFEEHOUSE's affairs as TOWER may request. TOWER has caused and shall cause COFFEEHOUSE's personnel to assist TOWER in making such investigation and shall cause the counsel, accountants, engineers and other non-employee representatives of COFFEEHOUSE to be reasonably available to TOWER for such purposes.

     Section 2.2 COFFEEHOUSE'S ACCESS AND INSPECTION. TOWER shall allow COFFEEHOUSE and its authorized representatives access during normal business hours from and after the date hereof and prior to the Closing Date to such of TOWER's properties, books, contracts, commitments and records as COFFEEHOUSE may reasonably request for the purpose of determining the financial condition of TOWER. TOWER shall cause TOWER's personnel to assist COFFEEHOUSE in making such investigation and shall cause the counsel, accountants, engineers and other non-employee representatives of TOWER to be reasonably available to COFFEEHOUSE for such purposes.

     Section 2.3 COOPERATION. The parties shall cooperate fully with each other and with their representatives, counsel and accountants in connection with any steps required to be taken as part of their respective obligations under this Agreement, and will use their best efforts to consummate the transactions contemplated hereby and fulfill their obligations hereunder.

     Section 2.4 EXPENSES. All of the expenses incurred by TOWER in connection with the authorization, preparation, execution and performance of this Agreement by TOWER, including without limitation all fees and expenses of agents, representatives, counsel and accountants for TOWER, shall be paid by TOWER. All expenses incurred by COFFEEHOUSE in connection with the authorization, preparation, execution and performance of this Agreement, including without limitation all fees and expenses of agents, representatives, counsel and accountants, shall be paid by COFFEEHOUSE.

     Section 2.5 BROKERS. Each party hereto jointly and severally represents and warrants that no broker or finder has acted on its behalf in connection with this Agreement or the transactions contemplated herein and each party shall indemnify the other and save it harmless from any claim or demand for commission or other compensation by any broker, finder or similar agent claiming to have been employed by or on behalf of such party.

3.   REPRESENTATIONS AND WARRANTIES OF COFFEEHOUSE.

     COFFEEHOUSE represents, covenants and warrants to TOWER as follows:

     Section 3.1 CORPORATE EXISTENCE/STANDING/AUTHORITY. COFFEEHOUSE is a corporation duly organized, validly existing and in good standing under the laws of New York and has the corporate power and authority to own, operate and lease its respective properties, to carry on its business as now being conducted, and to enter into this Agreement and to carry out the transactions contemplated hereby. COFFEEHOUSE is duly qualified to do business and is in good standing in each jurisdiction where the failure to qualify would have a material adverse affect on it. COFFEEHOUSE has delivered to

TOWER or its counsel true and correct copies of the articles of incorporation and by-laws of COFFEEHOUSE, together with any amendments thereto.

     Section 3.2 SHARES OF STOCK. All issued and outstanding shares of capital stock of COFFEEHOUSE have been duly authorized and validly issued and are fully paid and nonassessable. Coffeehouse.com, Inc. has 1,500,000 shares of common stock authorized and 1,500,000 shares of common stock issued and outstanding. There is no other class of capital stock, subscription, option, warrant, call, right, contract, commitment, understanding or arrangement relating to the issuance, sale or transfer by COFFEEHOUSE of any shares of its capital stock, including any right of conversion or exchange under any outstanding security or other instrument.

     Section 3.3 AUTHORITY. COFFEEHOUSE has the full corporate right and authority to enter into and fully perform this Agreement and all other agreements and documents to be delivered to TOWER in connection herewith. All actions required to be taken by COFFEEHOUSE to authorize the execution, delivery and performance of this Agreement and all other agreements and documents to be delivered in connection herewith have been or will by the Closing Date be properly taken. This Agreement constitutes the valid and binding obligation of COFFEEHOUSE. Neither the execution and delivery of this Agreement and all other agreements and documents executed in connection herewith nor the consummation of the transactions contemplated hereby nor the performance of this Agreement and all other agreements and documents executed in connection herewith will (1) conflict with or result in a breach of any provision of the certificate of incorporation or by-law of COFFEEHOUSE, (2) violate, conflict with, or result in a breach of any provision of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination or in a right of termination or cancellation of, or accelerate the performance or the payment of money required by, or result in the creation of any lien, security interest, charge or encumbrance upon any of COFFEEHOUSE's properties under any of the terms, conditions or provisions of any loan agreement, note, bond, mortgage, indenture, lease, agreement or other instrument or commitment to which COFFEEHOUSE is a party, or by which COFFEEHOUSE or its properties may be bound or affected or (3) violate any order, writ, injunction, decree, judgment, or ruling of any court or governmental authority specifically applicable to COFFEEHOUSE or any of its properties.

     Section 3.4 NO VIOLATION. Except as set forth on Schedule 3.4, to the best knowledge of COFFEEHOUSE, COFFEEHOUSE has complied with all rules, regulations, codes and laws affecting its business and operations and is not in default under, or in violation of, any provision of any federal, state or local rule, regulation, code or law nor has COFFEEHOUSE been given notice of any such default or violation.

     Section 3.5 LICENSES AND RIGHTS. COFFEEHOUSE possesses all franchises, easements, licenses, permits and other authorizations from governmental or regulatory authorities and from all other persons or entities that are necessary to permit it to engage in its business as presently conducted in and at all locations and places where it is presently operating. Such franchises, licenses, permits and other authorizations are set forth on Schedule 3.5.

     Section 3.6 CONSENTS. Except as set forth on Schedule 3.6 hereto, no approval or consent of any person, firm or other entity or body is required to be obtained by COFFEEHOUSE for the authorization of this Agreement or the consummation by COFFEEHOUSE of the transactions contemplated hereby.

     Section 3.7 NO DEFAULTS. Except as set forth on Schedule 3.7, to the best knowledge of COFFEEHOUSE, no default (or event which with the passage of time or the giving of notice or both would become a default) exists or is alleged to exist with respect to the performance of any material obligation of COFFEEHOUSE under the terms of any material indenture, license, mortgage, deed of trust, lease, note, guaranty or other contract or instrument, including, but not limited to, any contract set forth on Schedule 3.17, to which COFFEEHOUSE is a party or to which its assets are subject, or by which it is otherwise bound, and no such default or event exists or is alleged to exist with respect to the performance of any obligation of any other party thereto.

     Section 3.8 FINANCIAL STATEMENTS. TOWER has been or will be furnished with the audited financial statements of COFFEEHOUSE (the "Financial Statements"). COFFEEHOUSE must prepare within sixty (60) days from the Closing Date audited financial statements to be filed with the U.S. Securities and Exchange Commission. The COFFEEHOUSE financial statements will be prepared in accordance with generally accepted accounting principles and applied on a consistent basis throughout the periods indicated. The COFFEEHOUSE financial statements will present fairly the financial condition of COFFEEHOUSE as of the date indicated thereon, and such Statements of Earnings, and Cash Flows and Retained Earnings will present fairly the results of its respective operations for the period indicated thereon.

     Section 3.9 ABSENCE OF CERTAIN CHANGES. Except as set forth on Schedule 3.9 hereto, since April 27, 2001, COFFEEHOUSE has actively conducted its business in the ordinary and regular course. Since that date, there has not been any material adverse change in the condition (financial or otherwise), results of operations, assets, liabilities, properties, business or prospects of COFFEEHOUSE nor is any event threatened which would cause such an adverse change, nor has there occurred any event or governmental regulation or order restricting the business of COFFEEHOUSE.

     Section 3.10 FACILITIES AND EQUIPMENT. The personal property owned or leased by COFFEEHOUSE at its facility for the operation of, or used in, its business is in its possession or under its control and is adequate for the operation of such business as presently conducted.

     Section 3.11 TITLE TO ASSETS. Except as set forth on Schedule 3.11 or in the Financial Statements, COFFEEHOUSE has good, valid and marketable title to all of its real property and leasehold estates and good and valid title to all of its other assets (tangible and intangible), including, but not limited to, all leasehold improvements and equipment and all other properties and assets reflected or required to be reflected in the Financial Statements and all properties and assets purchased or leased by it since the dates of such Financial Statements (except for properties and assets so reflected or required to be reflected which have been sold or otherwise disposed of in the ordinary course of business), subject to no liens, pledges, encumbrances, mortgages, security interests, charges or other similar restrictions of any nature whatsoever. Except as set forth on Schedule 3.11, COFFEEHOUSE enjoys peaceful and quiet possession of its properties and assets pursuant to or by all of the deeds, bills of sale, leases, licenses and other agreements under which it is operating its business.

     Section 3.12 ABSENCE OF UNDISCLOSED LIABILITIES. COFFEEHOUSE does not have any material liabilities or obligations, either accrued or unaccrued, fixed or contingent, which have not been reflected in the Financial Statements or set forth on Schedule 3.12 hereof.

     Section 3.13 LITIGATION. Schedule 3.13 hereof sets forth a list of all administrative or judicial proceedings to which COFFEEHOUSE is a party. Except as set forth on Schedule 3.13, there is no action, suit, claim, demand, arbitration or other proceeding, administrative or judicial, pending or, to the best knowledge of COFFEEHOUSE, threatened against or relating to COFFEEHOUSE which, if adversely determined or resolved, would materially and adversely affect the financial condition, results of operations, business or prospects of COFFEEHOUSE.

     Section 3.14 PATENTS AND TRADEMARKS.

     (a) Except as set forth on Schedule 3.14(a), COFFEEHOUSE does not own, or operate under, any patent, trademark or service mark or any applications therefor. All trade names (including those whose use is limited to one or more states of the United States) owned or used by COFFEEHOUSE are listed on Schedule
3.14 hereof and, to the extent indicated therein, have been duly registered with the states of the United States or the corresponding offices of other countries. Except as set forth on Schedule 3.14, COFFEEHOUSE is the sole and exclusive owner of, or has the sole and exclusive power with respect to, or has the sole and exclusive right to use, the trade names specified on Schedule 3.14.

     (b) Except as set forth on Schedule 3.14(b) hereof, COFFEEHOUSE has not ever been charged with infringement or violation of any adversely held trademark, trade name or copyright.

     (c) Except as set forth on Schedules 3.14(a) and 3.14(b), there are no claims or demands of any other person, firm or corporation pertaining to the trade names, copyright registrations or pending copyright registration applications, as the case may be, listed on such schedules, and no proceedings have been instituted which challenge the right of COFFEEHOUSE in respect thereof.

     Section 3.15 EMPLOYEE BENEFITS.

     (a) Schedule 3.15 hereof contains a list of (i) each pension, profit sharing, bonus, deferred compensation, or other retirement plan or arrangement for the benefit of any employee or group of employees of COFFEEHOUSE or any independent contractors or group of independent contractor of COFFEEHOUSE, (ii) each medical, health, disability, insurance or other plan or arrangement of COFFEEHOUSE, and (iii) each employee stock option plan or other plan providing for the purchase of shares of capital stock of COFFEEHOUSE. All of such plans and arrangements of COFFEEHOUSE are referred to herein as the "employee benefit plans".

     (b) The amounts reflected in the Financial Statements as liabilities or contingent liabilities with respect to employee benefit plans have been calculated in accordance and compliance with applicable law, including accounting principles relating thereto.

     (c) All of the employee benefit plans maintained by COFFEEHOUSE (and each funding medium which may be attendant thereto) are in compliance with applicable law and all reporting and disclosure requirements under applicable laws and regulations, and have been administered and operated in accordance with their respective provisions and applicable law. There are no actions, suits or claims (other than routine claims for benefits) pending with respect to the employee benefit plans.

     (d) COFFEEHOUSE has filed, published and disseminated all reports, documents, statements and communications which are required to be filed, published or disseminated under applicable law and the rules and regulations promulgated thereunder relating to, and have timely made all modifications and amendments to, the employee benefit plans.

     Section 3.16 TAXES AND TAX RETURNS. COFFEEHOUSE has duly filed all income, franchises and other tax returns and reports required to be filed by it and has duly paid or made provisions for the payment of all taxes (including any interest or penalties) which are due and payable pursuant to such returns. COFFEEHOUSE has withheld proper and accurate amounts from their employees' compensation in substantial compliance with all withholding and similar provisions of applicable law. There are and will hereafter be no tax deficiencies (including penalties and interest) of any kind assessed against COFFEEHOUSE with respect to any period ending on or before the Closing Date.

     Section 3.17 CONTRACTS. COFFEEHOUSE has heretofore furnished to TOWER or its counsel true and complete copies of each document, and a written description of each oral contact, set forth on Schedule 3.17 hereof. Schedule 3.17 is a true and complete list of all contracts, understandings, commitments, arrangements and agreements of the following types, including all amendments thereto to which COFFEEHOUSE is a party:

         (a) Contracts relating to equipment purchases, or series of similar equipment purchases from the same supplier, involving an expenditure of, or if in a series, expenditures in the aggregate of, more than twenty-five thousand dollars ($25,000);

         (b) Bonus, incentive, pension, profit-sharing, hospitalization, insurance, deferred compensation, retirement, stock option or stock purchase plans or similar plans providing employee benefits;

         (c) Factoring, loan, note, financing or similar contracts with any lenders or guarantees of undertakings to answer for the debts or defaults of another, or any contracts encumbering title to any properties, involving in each case, or if in a series involving the same lender, guarantor or property, as the case may be, in the aggregate, at least twenty-five thousand dollars ($25,000);

         (d) Contracts for the acquisition or disposition of a business or substantially all of the property, assets or capital stock or other securities of a business or company under which there are continuing or unperformed obligations on the part of any of the parties hereto, which contracts in each case involve at least twenty-five thousand dollars ($25,000);

         (e) Conditional sales contracts, leases of personal property or contracts for the purchase or sale of real or personal property, involving in each case at least twenty-five thousand dollars ($25,000);

         (f) Management or consulting contracts, involving in each case, or with respect to any individual in the aggregate, at least twenty-five thousand dollars ($25,000);

         (g) Contracts for the furnishing of services or products to or by COFFEEHOUSE, involving an expenditure in each case of at least twenty-five thousand dollars ($25,000);

         (h) Royalty or licensing contracts or contracts requiring similar payments to unrelated parties individually, or with respect to any unrelated party in the aggregate, involving or which reasonably may in the future involve an amount in excess of twenty-five thousand dollars ($25,000) annually;

         (i) All employment agreements between COFFEEHOUSE and any of its employees; and

         (j) All agreements, contracts and commitments not listed on any other schedule hereto which individually involve the payment of twenty-five thousand dollars ($25,000) or more.

     Except as set forth on Schedule 3.17, all such contracts, understandings, commitments, arrangements and agreements are in full force and effect.

     Section 3.18 COLLECTIVE BARGAINING AGREEMENTS. Schedule 3.18 hereof is a list of all collective bargaining agreements with any labor organization to which COFFEEHOUSE is a party. The relations of COFFEEHOUSE with its employees are good and there are no impending labor difficulties.

     Section 3.19 INSURANCE. COFFEEHOUSE is insured by insurers unaffiliated with COFFEEHOUSE or COFFEEHOUSE with respect to its properties and the conduct of its business in such amounts and against such risks as are generally and prudently maintained for comparable businesses and consistent with its past practice.

     Section 3.20 REAL PROPERTY.

     (a) Schedule 3.20 hereof sets forth a true and complete list of (i) all real property owned by COFFEEHOUSE and (ii) all real property leases to which COFFEEHOUSE is a party. COFFEEHOUSE has heretofore furnished to TOWER or its counsel true and complete copies of each written contract and a written description of each oral contract relating to the list set forth on Schedule 3.20.

     (b) With respect to the leases described on Schedule 3.20, except as set forth on Schedule 3.20;

         (i) "All such leases are in writing and duly executed, and, where required, witnessed, acknowledged and recorded to make them valid and binding and in full force and effect for the full term thereof, and none have been modified;

         (ii) The rental set forth in each such lease is the actual rental being paid, and there are no separate agreements or understandings with respect to the same not set forth in Schedule 3.20;

         (iii) The lessee under each such lease has the full right to exercise any renewal option contained therein and upon due exercise will be entitled to enjoy the use of the premises for the full term of such renewal option;

         (iv) Upon performance by the lessee of the terms of each such lease, the lessee has the full right to enjoy the use of the premises demised thereunder for the full term thereof; and

         (v) Except as set forth on Schedule 3.20, all security deposits required by such leases have been made and no forfeiture with respect thereto claimed in whole or in part, by any of the lessors.

     Section 3.21 MATERIAL MISSTATEMENTS OR OMISSIONS. No representations or warranties made by COFFEEHOUSE under this Agreement or in any certificate, schedule or other document furnished or to be furnished to TOWER or its counsel pursuant hereto, or in connection with the transactions contemplated by this Agreement, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements of fact contained therein not misleading.

     Section 3.22 NO REPRESENTATION BY COUNSEL. COFFEEHOUSE is not represented by counsel, and has not been and is not presently represented by counsel for TOWER.

4.   REPRESENTATIONS AND WARRANTIES OF TOWER.

     TOWER represents, covenants and warrants to COFFEEHOUSE as follows:

     Section 4.1 CORPORATE EXISTENCE/STANDING/AUTHORITY. TOWER is a corporation duly organized, validly existing and in good standing under the laws of Delaware and has the corporate power and authority to own, operate and lease its respective properties, to carry on its business as now being conducted, and to enter into this Agreement and to carry out the transactions contemplated hereby. TOWER is duly qualified to do business and is in good standing in each jurisdiction were the failure to qualify would have a material adverse affect on it. TOWER has delivered to COFFEEHOUSE or its counsel true and correct copies of the articles of incorporation and by-laws of TOWER, together with any amendments thereto.

     Section 4.2 SHARES OF STOCK. TOWER has authorized 20,000,000 shares of common stock of which there are presently issued and outstanding 5,000,000 shares of common stock. TOWER agrees to acquire all of the COFFEEHOUSE Shares by exchanging one (1) TOWER Share for each COFFEEHOUSE Shares. TOWER has authorized 5,000,000 shares of preferred stock. None of the 5,000,000 shares of preferred stock is issued and outstanding. All issued and outstanding shares of capital stock of TOWER have been duly authorized and validly issued and are fully paid and non-assessable. There is no subscription, option, warrant, call, right, contract commitment, understanding or arrangement relating to the issuance, sale or transfer by TOWER of any shares of its capital stock, including any right of conversion or exchange under any outstanding security or other instrument.

     Section 4.3 AUTHORITY. TOWER has the full corporate right and authority to enter into and fully perform this Agreement and all other agreements and documents to be delivered to COFFEEHOUSE in connection herewith. All actions required to be taken by TOWER to authorize the execution, delivery and performance of this Agreement and all other agreements and documents to be delivered in connection herewith have been or will by the Closing Date be properly taken. This Agreement constitutes the valid and binding obligation of TOWER. Neither the execution and delivery of this Agreement and all other agreements and documents executed in connection herewith nor the consummation of the transactions contemplated hereby nor the performance of this Agreement and all other agreements and documents executed in connection herewith will (1) conflict with or result in a breach of any provision of the certificate of incorporation or by-laws of TOWER, (2) violate, conflict with, or result in a breach of any provision of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination or in a right of termination or cancellation of, or accelerate the performance or the payment of money required by, or result in the creation of any lien, security interest, charge or encumbrance upon any of TOWER's properties under any of the terms, conditions or provisions of any loan agreement, note, bond, mortgage, indenture, lease, agreement or other instrument or commitment to which TOWER is a party, or by which TOWER or its properties may be bound or affected or (3) violate any order, writ, injunction, decree, judgment, or ruling of any court or governmental authority specifically applicable to TOWER or any of its properties.

     Section 4.4 NO VIOLATION. Except as set forth on Schedule 4.4, to the best knowledge of TOWER, TOWER has complied with all rules, regulations, codes and laws affecting its business and operations and is not in default under, or in violation of, any provision of any federal state or local rule, regulation, code or law nor has TOWER been given notice of any such default or violation.

     Section 4.5 LICENSES AND RIGHTS. TOWER possesses all franchises, easements, licenses, permits and other authorizations from governmental or regulatory authorities and from all other persons or entities that are necessary to permit it to engage in its business as presently conducted in and at all locations and places where it is presently operating. Such franchises, licenses, permits and other authorizations are set forth on Schedule 4.5.

     Section 4.6 CONSENTS. Except as set forth on Schedule 4.8 hereto, no approval or consent of any person, firm or other entity or body is required to be obtained by TOWER for the authorization of this Agreement or the consummation by TOWER of the transactions contemplated hereby.

     Section 4.7 NO DEFAULTS. Except as set forth on Schedule 4.7, to the best knowledge of TOWER, no default (or event which with the passage of time or the giving of notice or both would become a default) exists or is alleged to exist with respect to the performance of any obligation of TOWER under the terms of any indenture, license, mortgage, deed of trust, lease, note, guaranty or other contract or instrument, including, but not limited to, any contract set forth on
Schedule 4.17, to which TOWER is a party or to which its assets are subject, or by which it is otherwise bound, and no such default or event exists or is alleged to exist with respect to the performance of any obligation of any other party thereto.

     Section 4.8 FINANCIAL STATEMENTS. COFFEEHOUSE has been furnished with audited financial statements of TOWER from inception December 27, 1999 through April 30, 2000, (the "Financial Statements") as filed with the Securities and Exchange Commission on Form 10SB. The Financial Statements were prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior periods and as of their date of issuance were or will be true, correct and complete all material respects and present fairly and accurately the information set forth therein.

     Section 4.9 ABSENCE OF CERTAIN CHANGES. Except as set forth on Schedule 4.9 hereto, since April 30, 2000, TOWER has actively conducted its business in the ordinary and regular course. Since that date, there has not been any material adverse change in the condition (financial or otherwise), results of operations, assets, liabilities, properties, business or prospects of TOWER nor is any event threatened which would cause such an adverse change, nor has there occurred any event or governmental regulation or order restricting the business of TOWER.

     Section 4.10 FACILITIES AND EQUIPMENT. TOWER does not own any personal property owned or leased any facility for its operation.

     Section 4.11 TITLE TO ASSETS. TOWER does not own any tangible property.

     Section 4.12 ABSENCE OF UNDISCLOSED LIABILITIES. TOWER does not have any material liabilities or obligations, either accrued or unaccrued, fixed or contingent, which have not been reflected in the Financial Statements or set forth on Schedule 4.12 hereof, or which exceed in the aggregate $5,000.

     Section 4.13 LITIGATION. Schedule 4.13 hereof sets forth a list of all administrative or judicial proceedings to which TOWER is a party. Except as set forth on Schedule 4.13, there is no action, suit, claim, demand, arbitration or other proceeding, administrative or judicial, pending or, to the best knowledge of TOWER, threatened against or relating to TOWER which, if adversely determined or resolved, would materially and adversely affect the financial condition, results of operations, business or prospects of TOWER.

     Section 4.14 PATENTS AND TRADEMARKS.

     (a) Except as set forth on Schedule 4.14(a), TOWER does not own, or operate under, any patent, trademark or service mark or any applications therefor. All trade names (including those whose use is limited to one or more states of the United States) owned or used by TOWER are listed on Schedule 4.14 hereof and, to the extent indicated therein, have been duly registered with the states of the United States or the corresponding offices of other countries. Except as set forth on Schedule 4.14, TOWER is the sole and exclusive owner of, or has the sole and exclusive power with respect to, or has the sole and exclusive right to use, the trade names specified on Schedule 4.14.

     (b) Except as set forth on Schedule 4.14(b) hereof, TOWER has not ever been charged with infringement or violation of any adversely held trademark, trade name or copyright.

     (c) Except as set forth on Schedules 4.14(a) and 4.14(b), there are no claims or demands of any other person, firm or corporation pertaining to the trade names, copyright registrations or pending copyright registration applications, as the case may be, listed on such schedules, and no proceedings have been instituted which challenge the right of TOWER in respect thereof.

     Section 4.15 EMPLOYEE BENEFITS.

     (a) Schedule 4.15 hereof contains a list of (i) each pension, profit sharing, bonus, deferred compensation, or other retirement plan or arrangement for the benefit of any employee or group of employees of TOWER or any independent contractors or group of independent contractor of TOWER, (ii) each medical, health, disability, insurance or other plan or arrangement of TOWER, and (iii) each employee stock option plan or other plan providing for the purchase of shares of capital stock of TOWER. All of such plans and arrangements of TOWER are referred to herein as the "employee benefit plans".

     (b) The amounts reflected in the Financial Statements as liabilities or contingent liabilities with respect to employee benefit plans have been calculated in accordance and compliance with applicable law, including accounting principles relating thereto.

     (c) All of the employee benefit plans maintained by TOWER (and each funding medium which may be attendant thereto) are in compliance with applicable law and all reporting and disclosure requirements under applicable laws and regulations, and have been administered and operated in accordance with their respective provisions and applicable law. There are no actions, suits or claims (other than routine claims for benefits) pending with respect to the employee benefit plans.

     (d) TOWER has filed, published and disseminated all reports, documents, statements and communications which are required to be filed, published or disseminated under applicable law and the rules and regulations promulgated thereunder relating to, and have timely made all modifications and amendments to, the employee benefit plans.

     Section 4.16 TAXES AND TAX RETURNS. TOWER has duly filed all income, franchise and other tax returns and reports required to be filed by it and has duly paid or made provision for the payment of all taxes (including any interest or penalties) which are due and payable pursuant to such returns. TOWER has withheld proper and accurate amounts from their employees' compensation in substantial compliance with all withholding and similar provisions of applicable law. There are and will hereafter be no tax deficiencies (including penalties and interest) of any kind assessed against TOWER with respect to any period ending on or before the Closing Date.

     Section 4.17 CONTRACTS. TOWER has heretofore furnished to COFFEEHOUSE or its counsel true and complete copies of each document, and a written description of each oral contact, set forth on Schedule 4.17 hereof. Schedule 4.17 is a true and complete list of all contracts, understandings, commitments, arrangements and agreements of the following types, including all amendments thereto to which TOWER is a party:

         (a) Contracts relating to equipment purchases, or series of similar equipment purchases from the same supplier, involving an expenditure of, or if in a series, expenditures in the aggregate of, more than $25,000;

         (b) Bonus, incentive, pension, profit-sharing, hospitalization, insurance, deferred compensation, retirement, stock option or stock purchase plans or similar plans providing employee benefits;

         (c) Factoring, loan, note, financing or similar contracts with any lenders or guarantees of undertakings to answer for the debts or defaults of another, or any contracts encumbering title to any properties, involving in each case, or if in a series involving the same lender, guarantor or property, as the case may be, in the aggregate, at least $25,000;

         (d) Contracts for the acquisition or disposition of a business or substantially all of the property, assets or capital stock or other securities of a business or company under which there are continuing or unperformed obligations on the part of any of the parties hereto, which contracts in each case involve at least $25,000;

         (e) Conditional sales contracts, leases of personal property or contracts for the purchase or sale of real or personal property, involving in each case at least twenty-five thousand dollars ($25,000);

         (f) Management or consulting contracts, involving in each case, or with respect to any individual in the aggregate, at least twenty-five thousand dollars ($25,000);

         (g) Contracts for the furnishing of services or products to or by TOWER, involving an expenditure in each case of at least twenty-five thousand dollars ($25,000);

         (h) Royalty or licensing contracts or contracts requiring similar payments to unrelated parties individually, or with respect to any unrelated party in the aggregate, involving or which reasonably may in the future involve an amount in excess of twenty-five thousand dollars ($25,000) annually;

         (i) All employment agreements between TOWER and any of its employees;
and

         (j) All agreements, contracts and commitments not listed on any other schedule hereto which individually involve the payment of twenty-five thousand dollars ($25,000) or more.

     Except as set forth on Schedule 4.17, all such contracts, understandings, commitments, arrangements and agreements are in full force and effect.

     Section 4.18 COLLECTIVE BARGAINING AGREEMENTS Schedule 4.18 hereof is a list of all collective bargaining agreements with any labor organization to which TOWER is a party. The relations of TOWER with its employees are good and there are no impending labor difficulties.

     Section 4.19 INSURANCE. TOWER has no insurance policy.

     Section 4.20 REAL PROPERTY. TOWER does not own nor lease any real property.

     Section 4.21 MATERIAL MISSTATEMENTS OR OMISSIONS. No representations or warranties made by TOWER under this Agreement or in any certificate, schedule or other document furnished or to be furnished to COFFEEHOUSE or its counsel pursuant hereto, or in connection with the transactions contemplated by this Agreement, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements of fact contained therein not misleading.

5.   COVENANTS AND TRANSACTIONS PRIOR TO CLOSING

     Section 5.1 CONDUCT AND TRANSACTIONS OF COFFEEHOUSE PRIOR TO THE
CLOSING.
Between the date of this Agreement and the Closing, the executive officers and board of directors of COFFEEHOUSE shall retain full control of the management and business thereof. In order to assure protection and preservation of COFFEEHOUSE's business as well as COFFEEHOUSE's performance of its obligations under and related to this Agreement, COFFEEHOUSE agrees that from the date of this Agreement up to and including the Closing;

         (a) In the event of termination of this Agreement for any reason, TOWER will return all documents, work papers and other materials obtained from COFFEEHOUSE and will not further disclose to third parties any confidential information obtained by it pursuant hereto.

         (b) COFFEEHOUSE shall use all reasonable efforts to (i) preserve intact the present business organization and personnel of COFFEEHOUSE, (ii) preserve the present goodwill and advantageous relationships of COFFEEHOUSE with all persons having business dealings with COFFEEHOUSE, and (iii) preserve and maintain in force all licenses, certificates, leases, contracts, permits, registrations, franchises, confidential trade names and copyrights, and applications for any of same, bonds and other similar rights of COFFEEHOUSE. Except as otherwise provided in this Agreement, COFFEEHOUSE shall refrain from entering into any new employment or consulting agreements with any of its present officers, management personnel or consultants, or any other employment or consulting agreement with any other person, not terminable by COFFEEHOUSE on less than thirty (30) days' notice. COFFEEHOUSE shall maintain in force all property, casualty, crime, life, directors, officers and other forms of insurance and bonds which it presently carries and, except with the written consent of TOWER, no cancellation or assignment of existing insurance coverage will be effected by COFFEEHOUSE.

         (c) COFFEEHOUSE shall operate its business only in the usual, regular and ordinary course and manner, and, except with the written consent of COFFEEHOUSE, shall refrain from (i) selling or agreeing to sell any capital stock, or (ii) except in the ordinary course of business, encumbering or mortgaging any property or assets or terminating or modifying any lease or incurring any obligation (contingent or otherwise).

         (d) COFFEEHOUSE shall not discuss or negotiate with any third party a possible sale of all or any part of the capital shares or assets of COFFEEHOUSE, nor provide any information to any third party with respect thereto, other than such Information which is provided in the ordinary course of the business operation of COFFEEHOUSE to third parties, provided COFFEEHOUSE has no reason to believe that such information may be utilized to evaluate a possible sale of the capital shares or assets of COFFEEHOUSE.

         (e) COFFEEHOUSE will exert its best efforts to fulfill in a timely manner all objectives and conditions to permit consummation of the transactions as contemplated by this Agreement and execute and deliver to TOWER any and all documents necessary, in the reasonable opinion of its counsel, to consummate the transactions contemplated by this Agreement.

     Section 5.2 CONDUCT BY TOWER PRIOR TO CLOSING. Between the date of this Agreement and the Closing Date, TOWER shall use its best efforts to fulfill in a timely manner all objectives and conditions to permit consummation of the transactions as contemplated by this Agreement and execute and deliver to COFFEEHOUSE any and all documents necessary, in the reasonable opinion of its counsel, to consummate the transactions contemplated by this Agreement.

6.   CONDITIONS PRECEDENT TO OBLIGATIONS OF TOWER

     The obligations of TOWER under this Agreement are, at its option, subject to satisfaction of the following conditions at or prior to the Closing:

     Section 6.1 REPRESENTATIONS OF COFFEEHOUSE. The representations and warranties of COFFEEHOUSE set forth in this Agreement shall be true and complete in all material respects on and as of the Closing to the same extent and with the same force and effect as if made on such date, except as expressly provided to the contrary in this Agreement.

     Section 6.2 CONSENTS. All necessary approvals or consents shall have been obtained from any and all federal departments and agencies and from all other commissions, boards, agencies and from its Board of Directors and shareholders and any other person, firm or entity whose approval or consent is necessary to the consummation of the transactions contemplated by this Agreement.

     Section 6.3 PERFORMANCE BY COFFEEHOUSE. COFFEEHOUSE shall have duly performed all obligations, covenants and agreements undertaken by them herein and complied with all terms and conditions applicable to them hereunder to be performed and complied with prior to the Closing.

     Section 6.4 DOCUMENTS TO BE DELIVERED TO TOWER. TOWER shall have received:

         (a) A certificate, dated as of the Closing and executed by COFFEEHOUSE certifying as to the fulfillment of the matters contained in Sections 6.1, 6.2 and 6.3;

         (b) True and complete copy of the certificates of incorporation of COFFEEHOUSE, certified by the Secretary of State of New York or similar office of competent jurisdiction, and of the by-laws of COFFEEHOUSE, together with all amendments thereto, certified by the Secretary of COFFEEHOUSE;

         (c) Good standing certificate for COFFEEHOUSE, certified by the Secretary of State of New York;

         (d) Certificates representing 1,500,000 of the COFFEEHOUSE Shares, duly endorsed for transfer, and COFFEEHOUSE shall have received the 1,500,000 TOWER Shares, issued to the shareholders of COFFEEHOUSE listed on Schedule 1.4(b), with appropriate Rule 144 restrictive legend affixed thereto.

     Section 6.5 SUITS. No suit, action or other proceeding shall be threatened or pending before any court or governmental agency in which it will be or it is sought to restrain or prohibit or to obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated by this Agreement or which is likely to materially and adversely affect the financial condition, results of operations, business or prospects of COFFEEHOUSE.

7.   CONDITIONS PRECEDENT TO OBLIGATIONS OF COFFEEHOUSE

     The obligations of COFFEEHOUSE under this Agreement are, at its option, subject to satisfaction of the following conditions at or prior to the initial
Closing:

     Section 7.1 REPRESENTATIONS AND WARRANTIES. The representations and warranties of TOWER set forth in this Agreement shall be true and complete in all material respects on and as of the Closing to the same extent and with the same force and effect as if made on such date, except as affected by the transactions contemplated by this Agreement.

     Section 7.2 CONSENTS. All necessary approvals or consents shall have been obtained from any and all federal departments and agencies and from all other commissions, boards, agencies and from its Board of Directors and shareholders and any other person, firm or entity whose approval or consent is necessary to the consummation of the transactions contemplated by this Agreement.

     Section 7.3 PERFORMANCE BY TOWER. TOWER shall have duly performed all obligations, covenants and agreements undertaken by it herein and complied with all the terms and conditions applicable to them hereunder to be performed or complied with prior to the Closing.

     Section 7.4 DOCUMENTS TO BE DELIVERED TO COFFEEHOUSE. COFFEEHOUSE shall have received:

         (a) Certificate dated as of the Closing, and executed by an officer of TOWER, certifying as to the fulfillment of the matters contained in Sections 7.1, 7.2 and 7.3;

         (b) Certificates representing 1,500,000 TOWER Shares, duly endorsed for transfer, and TOWER shall have received 1,500,000 COFFEEHOUSE Shares, duly endorsed for transfer.

         (c) True and complete copies of the certificate of incorporation of TOWER and of the by-laws of TOWER, together with all amendments thereto, certified by the Secretary of TOWER;

         (d) True and correct copies of Minutes of the Board of Directors authorizing the officers and the Company to consummate the transaction.

     Section 7.5 SUITS. No suit, action or other proceeding shall be threatened or pending before any court or governmental agency in which it will be or it is sought to restrain or prohibit or to obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated by this Agreement.

8.   SURVIVAL OF REPRESENTATIONS AND WARRANTIES AND
INDEMNIFICATION

     Section 8.1 SURVIVAL OF REPRESENTATIONS AND WARRANTIES.
Notwithstanding the
closing of the transactions contemplated by this Agreement, or any investigation made by or on behalf of COFFEEHOUSE or TOWER, the representations and warranties of COFFEEHOUSE or TOWER contained in this Agreement or in any certificate, schedule, chart, list, letter, compilation or other document delivered pursuant hereto, shall survive the Closing for a period of one (1) year; provided, however, that as to any breach of, or misstatement in, any such representation or warranty as to which one party has given notice to the other on or prior to the expiration of such one (1) year period, the same shall continue to survive beyond said period, but only as to the matters contained in such notice.

     Section 8.2 COFFEEHOUSE'S INDEMNIFICATION. COFFEEHOUSE covenants and agrees to indemnify and save harmless TOWER and its directors, officers, employees and agents from any and all costs, expenses, losses, damages and liabilities incurred or suffered directly or directly by any of them (including reasonable legal fees and costs) proximately resulting from or attributable to the breach of, or misstatement in, any one or more of the representations or warranties of COFFEEHOUSE made in or pursuant to this Agreement.

     Section 8.3 TOWER'S INDEMNIFICATION. TOWER covenants and agrees to indemnify and save harmless COFFEEHOUSE and its directors, officers, employees and agents from any and all costs, expenses, losses, damages and liabilities incurred or suffered by any of them (including reasonable legal fees and costs) proximately resulting from or attributable to the breach of, or misstatement in, any one or more of the representations or warranties of TOWER made in or pursuant to this Agreement.

     Section 8.4 DEFENSE AGAINST ASSERTED CLAIMS. If any claim or assertion of liability is made or asserted by a third party against a party indemnified pursuant to this Article 8 ("Indemnified Party") based on any liability or absence of right which, if established, would constitute a matter for which the Indemnified Party would be entitled to indemnification by another party hereto ("the Indemnifying Party") the Indemnified Party shall with reasonable promptness give to the Indemnifying Party written notice of the claim or asserting of liability and request the Indemnifying Party to defend the same. Failure to so notify the Indemnifying Party shall not relieve the Indemnifying Party of any liability, which the Indemnifying Party might have to the Indemnified Party unless such failure materially prejudices the Indemnifying Party's position. The Indemnifying Party shall have the right to defend against such liability or assertion, in which event the Indemnifying Party shall give written notice to the Indemnified Party of the acceptance of defense of such claim and the identity of counsel selected by the Indemnifying Party with respect to such matters. The Indemnified Party shall be entitled to participate with the Indemnifying Party in such defense and also shall be entitled at its option to employ separate counsel for such defense at the expense of the Indemnified Party. In the event the Indemnifying Party does not accept the defense of the matter as provided above or in the event that the Indemnifying Party or its counsel fails to use reasonable care in maintaining such defense, the Indemnified Party shall have the full right at its option to defend against the liability or assertion and to employ counsel for such defense at the expense of the Indemnifying Party. All parties hereto will cooperate with each other in the defense of any such action and the relevant records of each shall be available to the others with respect to such defense.

9.   ASSIGNMENT, THIRD PARTIES, BINDING EFFECT

     The rights under this Agreement shall not be assignable nor the duties delegable by any party without the prior written consent of all parties hereto having been obtained thereto. Nothing contained in this Agreement, express or implied, is intended to confer upon any person or entity, other than the parties hereto, and their successors in interest, any rights or remedies under or by reason of this Agreement unless so stated expressly to the contrary. All covenants, agreements, representations and warranties of the parties contained herein shall be binding upon and inure to the benefit of TOWER and COFFEEHOUSE and their respective successors and permitted assigns.

10.  ABANDONMENT

     In the event the transactions contemplated hereby are terminated or abandoned by mutual agreement of the parties hereto, there shall be no liability on the part of any of the parties by reason of such termination or abandonment.

11.  NOTICES

     All notices, requests, demands and other communications hereunder shall be in writing and shall, be deemed to have been duly given when personally delivered or deposited in the United States mail, certified or registered, return receipt requested, postage prepaid, addressed to the parties at the following addresses (or at such other address as shall be given in writing by any party to the other) as follows:

     To TOWER:

     202 Oakland Avenue
     New Britain, Connecticut 06053
     (860) 229-2524
     Giuseppe P. Giustiniano

     CC:  Shustak Jalil & Heller
          545 Madison Avenue
          New York, NY. 10022
          (212) 688-5900
          (212) 688-6151
          ATT: Richard S. Heller

     To COFFEEHOUSE:

     11 Broadway
     Suite 530
     New York, NY. 10004
     (860) 490-7102
     Donald Stachelek

12.  REMEDIES NOT EXCLUSIVE

     No remedy conferred by any of the provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every remedy given hereunder or now or hereafter existing, at law or in equity by statute or otherwise. The election of any one or more remedies by TOWER or COFFEEHOUSE shall not constitute a waiver of the right to pursue other available remedies.

13.  COUNTERPARTS

     This Agreement may be executed in one or more counterparts each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

14.  CAPTIONS AND SECTION HEADINGS

     Captions and section headings used herein are for convenience only and are not a part of this Agreement and shall not be used in construing it.

15.  WAIVERS

     Any failure by any of the parties hereto to comply with all of the obligations, agreements or conditions set forth herein may be waived by the other party or parties, provided, however that any such waiver shall not be deemed a waiver of any other obligation, agreement or condition contained herein.

16.  ENTIRE AGREEMENT

     This Agreement constitutes the entire agreement between the parties. There are not and shall not be any verbal statements, representations, warranties, undertakings or agreements between the parties, and this Agreement may not be amended or modified in any respect except by a written instrument signed by the parties hereto.

17.  APPLICABLE LAW

     This Agreement shall be governed and construed in accordance with the laws of the State of New York.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

                             TOWER GLOBAL VENTURES CORP.
                             A DELAWARE CORPORATION

                             By /s/ Giuseppe P. Giustiniano
                               ---------------------------------
                               Giuseppe P. Giustiniano
                               Its: President, Secretary, Treasurer and Director

                             COFFEEHOUSE.COM, INC.
                             A NEW YORK CORPORATION

                             By /s/ Donald Stachelek
                             -----------------------------------

                             Its:
                                 ---------------------------------

[INSERT SCHEDULES ACCORDINGLY]

SCHEDULE     1.4(b)

SCHEDULE     3.4

SCHEDULE     3.5

SCHEDULE     3.6

SCHEDULE     3.7

SCHEDULE     3.9

SCHEDULE     3.11

SCHEDULE     3.12

SCHEDULE     3.14

SCHEDULE     3.14(a)

SCHEDULE     3.14(b)

SCHEDULE     3.15

SCHEDULE     3.17

SCHEDULE     3.18

SCHEDULE     3.20

SCHEDULE     4.4

SCHEDULE     4.5

SCHEDULE     4.7

SCHEDULE     4.8

SCHEDULE     4.9

SCHEDULE     4.12

SCHEDULE     4.13

SCHEDULE     4.14

SCHEDULE     4.14(a)

SCHEDULE     4.14(b)

SCHEDULE     4.15

SCHEDULE     4.17

SCHEDULE     4.18

SCHEDULE     6.4(e)

SCHEDULE     7.4(e)

</SEC-DOCUMENT>
-----END PRIVACY-ENHANCED MESSAGE-----



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

                         Date: May 29, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature            	    	Title                                  Date
----------                    	-----                              ----

/s/ Guiseppe Giustiano    President, Chief Executive        May 29, 2002
------------------        Officer, Treasurer and Director
Guiseppe Giustiano